Form 10KSB
period 2005-08-31
W. S. Industries, Inc.
filed 2005-12-13
CIK 1310497

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-KSB


              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended: August 31, 2005


                  / / TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Transition Period From __ to __


                             W. S. INDUSTRIES, INC.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


            NEVADA                                               98-0439650
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


         7630 Winston Road
           Burnaby, B.C.                                               V5A 2H4
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


                   Issuer's telephone number: (604) 604-420-4808


       Securities to be registered pursuant to Section 12(b) of the Act:

                                      None


       Securities to be registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes / / No /X/

Registrant's revenues for the most recent fiscal year and for the period covered by this report is $7,200.00.

On August 31, 2005 there was no aggregate market value of the voting stock held by non-affiliates of the Registrant because there is no public market for the stock.

State the number of shares outstanding of each of registrant's classes of common equity, for the period covered by this report and as at the latest practicable date:

         At August 31, 2005 and as of the date hereof, there were outstanding 22,088,680 shares of the registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW.

We were incorporated in the State of Nevada on April 5, 2004, for the purpose of providing consulting services to businesses, and engaging in any other lawful activity. The Company's principal address is 7630 Winston Road, Burnaby, B.C. V5A 2H4. W.S. Industries, Inc. has been in the developmental stage since inception and has nominal operating history and revenues.

PRINCIPAL PRODUCTS AND SERVICES

We currently have a web site at the URL www.yourwinewizard.com. We have registered a domain name, and have a hosting service for www.yourwinewizard.com. We currently lease a wine storage facility for our wine storage services.

On June 1, 2004 and as amended on May 31st, 2005, we entered into a wine storage facility lease agreement with 655992 B.C. Ltd., a British Columbia corporation, whereby we leased 265 square feet of cold beverage storage space for a term of one (1) year. The monthly rental is Cdn$500.00. The space is contained in a large cold beverage storage facility located at 7630 Winston Road, Burnaby, B.C. V5A 2H4. The lease is renewable from year to year.

On July 5, 2004, we entered into a rental agreement for our available storage space, where we store the wine for our one client, located at 7630 Winston Road, Burnaby, B.C. V5A 2H4.. The term of the lease is for one (1) year, and the monthly rental is US$600.00. The sales and administrative operations of the business are currently being run from the office of Mr. Dempsey.

Our Company provides services and information concerning wine storage and cellaring. The Company's wine storage facility provides a private, secure, temperature and humidity controlled space for the storage, preservation and aging of wines.

The website is intended to provide interested parties with the opportunity to obtain information dealing with wine storage, and, of course, the wine storage services we provide. Through our website, the user will find information on such topics and issues as the important elements that are associated with proper wine storage and cellaring and the preservation and aging of fine wines. In addition, the user will find links to other related articles and resources of interest concerning wines and wine storage.

Through our website, we offer access to information on our wine storage services. Currently, we offer a wine storage service for the storage of cases and boxes of wine. The price for this service is currently US$2.50 per case/box of wine (12 bottles) per month. In addition, we intend to look for additional business opportunities related to wine storage, cellaring, refrigeration and racking systems and other related products or services in an effort to identify additional wine storage related services that we may be able to include in the services we offer or, perhaps, products for which we could act as a distributor and offer to consumers at retail prices from our website. To date, we have not commenced any efforts to look for, nor have we identified any additional services or products to offer.

SERVICES

We believe our services are suitable for, and have been structured to attract those persons seeking to find a wine storage and cellaring solution for their wine collections.

Our services may be paid for by debit or credit card, or paid by cashier's check or money order.

The information on our website is intended to introduce potential consumers to the wine storage process and our services.

We plan to process orders online by credit card or cybercash systems (such as PayPal), and in person or through the mail by check or money order. We can take orders online and we currently are developing the ability to process online orders. In addition, we intend to research the possibility of incorporating additional functions into our web site to make it more user friendly and provide additional services. We are planning to upgrade our web site and services in the next 12 months. We have not yet commenced any activities regarding research, nor taken any steps toward our anticipated upgrades.

Our website content currently consists of information relating to the wine industry, and in particular, content dealing with wine storage and cellaring, and related issues. More expansive and detailed information may be developed in the future.

WINE STORAGE AND CELLARING

We believe the issues of wine storage and aging of wines is confusing to many consumers. We intend to provide information to consumers in an effort to help simplify these issues and will seek to provide useful, easy-to-read information to help educate persons interested in the proper storing and aging of wine. Our plan is to familiarize the potential client who visits our web site with basic, simplified information regarding the need for wine storage and the need for the Company's wine storage services.

WEBSITE

Currently our website is developed and operating. Upon completion of our public offering, we intend to hire an outside internet technology provider ("IT") to further develop our website. We anticipate the IT provider we hire will provide the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, hotmetal/miva script, shopping cart, secure transactions signio support and cybercash support. We anticipate the foregoing will allow us to better transact the sale of our services, promote our services in an attractive fashion, and communicate with our clients on-line.

We will seek to make www.yourwinewizard.com the virtual business card and portfolio for our company, as well as its online "home." We intend to make our website the showcase for the services we provide. Currently, we only have two customers and there is no assurance we will ever have any additional customers.

Our website is intended be a simple, well-designed site that is in keeping with the latest trends in user interface design. We believe that a site that is too flashy or tries to use too much of the latest Shockwave or Flash technology can be overdone and cause potential clients to look elsewhere. We believe that, to the prospective clients we intend to target, time is valuable and a website that takes too long to load or is difficult to navigate may not appeal to them.

We believe the lack of financial security on the Internet has been hindering economic activity. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption.

There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. We are now considering risks, such as the loss of data or loss of service on the Internet from technical failure or criminal acts, in developing our future system specifications and in designing the security precautions in our website. There is no assurance that such security precautions will be successful.

The Internet is a worldwide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

MARKETING STRATEGY

We intend to seek strategic alliances with wine sellers and distributors in various markets in British Columbia, Canada to promote their products on our website. We intend to charge a fee for predetermined alliance periods. We intend to offer direct advertising of our services, including flyers and promotional material that we create for distribution by mailing and handouts at trade shows and retail outlets.

We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important strategic alliances with the wine industry. We believe trade shows may create opportunities to meet and network with hundreds of wine customers and collectors.

Initially, we will contact major wine sellers and distributors in an effort to attract initial customers and strategic partners. We also intend to attempt to attract and add new clients through our website.

Other methods of communication are expected to include:

* Email mailings - regular e-mailings to potential customers with updated company information and special offers

*    Direct mail - brochures and newsletters

*

* Informal marketing/networking - activities such as joining organizations or attending tradeshows and conferences.

Customer-based marketing will include:

*    Emphasizing repeat sales to clients who have used our storage services;

* Exploring additional sales tactics to increase the total revenue per client through the sale of additional storage area;

*    Additional sales facilitated by links to our website; and

*    Strategic partnerships, such as cooperative advertising.

WEBSITE MARKETING STRATEGY

Web marketing will start with our known wine industry contacts whom we will ask to recommend our site. We will continue the strategy with long-term efforts to develop recognition in professional forums. We will seek to attract traffic to our website by a variety of online marketing tactics, such as registering with top search engines using selected key words (meta tags) and utilizing link and banner exchange options.

ANTICIPATED REVENUE

Initially, we anticipate that we will be able to generate revenue from three sources:

     1. Term Fee - By charging a fee for a given term from various suppliers who link with our website to advertise or promote their products or services;

     2. Storage Fee - By charging a fixed fee to all customers for storage of their wines in our storage facilities

     3. Advertising Fee - By charging a fee to suppliers who advertise their products or services on our website.

We intend to develop and maintain a database of all our clients so that we can anticipate various wine storage needs and continuously build and expand our services.

There is no assurance that we will be able to interest professional wine industry companies in promoting their products and services on our website or in promotional materials.

MARKETING AND SALES

We plan to market our services through our website and provide our wine storage service at our current facility in Burnaby, B.C. As of the date of this registration statement, we have an Internet service provider, web site developer and a basic web site, all of which we believe are necessary to execute our plan of business. We also plan to market our services through e-mail advertising, direct mail and direct sales of our services. We have not conducted any market testing to determine the nature, extent or characteristics of the market for our services. And we have not yet commenced our marketing activities. We intend to commence marketing activities within the next six (6) months, and intend to spend $2,000 per month on marketing for a period of 12 months.

NEW PRODUCTS OR SERVICES.

Other than the services described in this registration statement, we currently have no new products or services planned, announced or planned to be announced to the public.

COMPETITIVE BUSINESS CONDITIONS

We will face competition from all segments of the wine and wine storage business and industry. We will compete with wine storage and other storage-related companies that have superior wine-related and storage experience and/or services which they now, or may, in the future, offer to their potential or existing customers. Many of these companies have other sources of revenues and possess resources far greater than ours, and we currently must rely only on our current capital, funds raised in this offering, and the fees generated through our wine storage services to compete. In addition, these companies may have better marketing and distribution channels. There can be no assurance we will be able to compete effectively in this highly competitive industry, which could have a material adverse impact upon market acceptance and the anticipated success of our business. The main, existing and potential competitors for our wine storage business include any business in the wine or storage business or distribution of wine and/or related storage services, refrigeration and racking system product business, and general storage businesses. The following are the websites of some of the competitor companies currently offering wine storage and related information: Vancouver Wine Vault Inc. - - www.winevault.ca, Urban Cellars www.urbancellars.ca, Iron Gate Cellarge Inc. www.irongatewine.com, Fine Wine Reserve Inc. www.finewinereserve.com.

OUR COMPETITIVE POSITION

We believe competition takes place on many levels, including pricing, convenience in obtaining information, specialization, and nature of services offered. We intend to serve as a content aggregator for wine storage related information on the Internet, and we will seek to provide what we believe is an unbiased comprehensive information source, as well as marketplace and facilitator for wine storage-related information, together with our services.

Our objective is to provide information on our website that helps the consumer cut through the complex and confusing information available on the internet, and in other locations and sources, concerning wine storage and aging of wine, and seek to assist consumers in making a decision to use wine storage services and facilities. We will also seek to provide interested consumers who come to our web site with information from which they can make a better-informed decision regarding the storage of wines and whether the services we offer are appropriate for them.

Within the industry, we will attempt to brand our website www.yourwinewizard.com as the consumer's partner in his or her search for the most reliable wine storage service and wine storage information source. We will attempt to provide the consumers with a one-stop shopping destination where they can access information and decision support tools, such as any related news on topics relating to wine storage. However, we have no assurance we will be successful in differentiating ourselves from our competitors, or that we will be successful in providing acceptable services or competing in the marketplace for our services. We will be using the internet to advertise our services, by paying other websites to place a link to our website on their website. We anticipate the cost of this form of advertising will cost approximately a total of $6,000 over the next 12 months.

By offering a specialized wine storage and information service, we intend to target those consumers who are looking for wine storage information and a wine storage service. We believe that consumers will pay for a service that is specialized, unbiased and comprehensive and one that helps them cut through the confusion of the subject and help them confidentially and quickly make an informed decision whether the wine storage services offered are appropriate for them.

We expect our operations will depend on a number of third parties over which we will have limited or no control. Specifically, we do not own an Internet gateway, but instead, we rely on a third-party, independent and unrelated Internet Service Provider to host our website. We may experience interruptions in our website connection and our telecommunications access due to our reliance upon third parties. This could result in loss of business and revenues. We use software that is dependent on operating system, database and server software developed and produced by and licensed by independent third parties. We may discover errors and defects in this third party software and rely on the third parties to correct these errors and defects in a timely manner. Accordingly, continuous or prolonged interruptions in our website connection or in our telecommunications access may have an adverse effect upon consumer perception of our ability to provide information and/or services in a timely and efficient manner.

A party who is able to circumvent our security measures could misappropriate proprietary information and/or access our customers' wine storage information and data. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, and the World Wide Web in particular, especially as a means of conducting commercial transactions. To the extent that our future activities or those of third-party contractors whom we may use involve the storage and transmission of proprietary information, such as a customer's wine storage-related information and data and credit card numbers, security breaches could expose us to a risk of loss or litigation. There can be no assurance that we will be able to implement security measures that will prevent security breaches.

SOURCES AND AVAILABILITY OF RAW MATERIALS

We do not require any raw materials for our business.

As of the date of this registration statement, we have entered into a lease for one storage facility with wine storage equipment. We have entered into a one-year agreement for this facility. We will use some of the proceeds of this offering to locate and establish one or more additional storage facilities. Rather than purchase and install the necessary storage equipment in a facility, we intend to locate such an existing storage facility and lease space from them, similar to the arrangement we have established for our current facility in Burnaby, B.C.

CUSTOMER BASE

As of the date of this registration statement, we have one (1) customer, which leases all of our wine storage capacity in our Burnaby, B.C. facility. We are assuming that, if we are able to establish a broad customer base in the future, we will not have to depend on one or a few major customers for our revenues. There can be no assurance that this assumption is correct.

Our intended principal market of customers is expected to be those seeking to find managed, safe and secure wine storage and cellaring solutions for their wine collections, or those who are in need of additional wine storage and cellaring space to replace, complement or supplement their existing wine storage needs.

The market segments that we believe would use our fine wine storage and cellaring facilities for their personal, commercial or investments use are wine enthusiasts who are condo and home owners, wine specialty stores, wine tasting clubs and societies and restaurateurs.

We intend to target this market using internet advertising and promotion of our website through links on other websites, which we currently anticipate will cost us approximately $2,000 over the next 12 months. We do not feel that the costs to advertise and market through the internet is a barrier to our entry. We have not performed any marketing studies to assess whether a potential market exists for our proposed services, but we believe that there is such a market based on the existence of other wine storage and related product companies offering their services on the internet and the number of articles about fine wine storage and wine aging and management has seen in the media. We do not intend to perform any marketing studies prior to beginning operations. Based on the costs of similar services, we believe we can sustain a market for our services.

INTELLECTUAL PROPERTY

We do not have any trademarks, patents, licenses, royalty agreements, or other proprietary interests, except for the web domain name: www.yourwinewizard.com.

GOVERNMENTAL REGULATION ISSUES

We are not now affected by direct government regulation in British Columbia, Canada. The Company has no plans to expand outside of British Columbia. The Company has no plans of transporting alcohol outside the boundaries of British Columbia. However, we are affected by laws, rules and regulations directly applicable to access to or commerce on the Internet generally. However, due to increasing usage of the Internet, a number of laws and regulations may be adopted relating to the Internet, covering user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development for Internet commerce may prompt more stringent consumer protection laws imposing additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for Internet services and increase the cost of doing business on the Internet. These factors may have an adverse effect on our business, results of operations and financial condition.

Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

Moreover, the interpretation of sales tax, libel and personal privacy laws applied to Internet commerce is uncertain and unresolved. We may be required to qualify to do business as a foreign corporation in each state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Any existing or new legislation or regulation, including state sales tax, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our advisory services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Other than the foregoing, no governmental approval is needed for the sale of our advisory services.

RESEARCH AND DEVELOPMENT

To date, we have not undergone any research and development, except that required to establish our website.

ENVIRONMENTAL LAW COMPLIANCE

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

EMPLOYEES.

Our only employees at the present time are our officers and directors, who will devote as much time as they determine is necessary to carry out the business of the Company.

REPORTS TO SECURITY HOLDERS.

After the effective date of this registration statement, we will be a reporting company under the requirements of the Exchange Act and will file quarterly, annual and other reports with the Securities and Exchange Commission. Our annual report will contain the required audited financial statements. We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

Copies of the material may be obtained by mail from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

DESCRIPTION OF PROPERTY

We do not own any real property at this time, and we conduct our business from a small office space in the same building where we lease our wine storage facility located at 7630 Winston Street, Burnaby, B.C. Canada V5A 2H4. The monthly rent for the office space is included in our facility rent.

The Company believes that existing office facilities are adequate for its needs through October 2005. Should the Company require additional space at that time, or prior thereto, the Company will attempt to secure space on commercially reasonable terms and without undue operational disruption. However, the Company has leased out all available cold storage facility space at the Burnaby storage facility and is currently seeking additional storage facilities to lease from third parties.

MANAGEMENT

(a) Directors and Executive Officers

As of October 31, 2004, our executive officers and directors, their ages and their positions are set forth below:

Name                   Age        Position

James F. Dempsey       51         President, Chief Executive Officer,
                                  Secretary, Treasurer, C.F.O. and Director

James F. Dempsey has been the sole officer and director of the company since inception. From 1993 to 1995, he was self-employed as a real estate agent, and from 1995 to present has been employed by Remax as a real estate agent, in Vancouver, B.C. From 1980 to 1993, he was a commercial helicopter pilot.

The directors are elected for one-year terms that expire at the next annual meeting of shareholders. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of shareholders and until their successors have been elected and qualified.

BOARD MEETINGS AND COMMITTEES

The Board of Directors held a total of two meetings during the period from inception through October 31, 2004. No director attended fewer than 75% of all meetings of the Board of Directors during this period. The Company has no committees.

EXECUTIVE COMPENSATION

No executive compensation has been paid since our inception.

DIRECTOR COMPENSATION

Directors will not receive compensation for their services, but will be reimbursed for all expenses incurred in attending a Board of Directors' meeting.

EMPLOYMENT AGREEMENTS

We have not entered into any employment agreements with any person or party.

LIMITATION OF LIABILITY AND INDEMNIFICATION

We incorporated in Nevada, in part, to take advantage of certain provisions in Nevada's corporate law relating to limitations on liability of corporate officers and directors.

(b) Significant Employees.

Other than James F. Dempsey, there are no current employees who are expected to make a significant contribution to our corporation.

(c) Family Relationships.

There are no family relationships among our officers, directors, or persons nominated for such positions.

(d) Legal Proceedings.

The Company is not a party to any legal proceeding, nor are we aware of any pending or threatened legal proceeding against us or any officer or director which might be material to an evaluation of our management or have any potentially adverse effect upon the Company.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of our common stock as of October 31, 2004 for (i) each executive officer (ii) each director, (iii) each person known to us to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.


                                                                          Number of Shares        Percentage of
                                  Number of          Percentage of         After Offering          Ownership After
                                  Shares             Ownership             Assuming all of         the Offering
Name and Address                  Before the         Before the            the Shares are          Assuming all of the
Beneficial Owner (1)(2)           Offering           Offering              Sold                    Shares are Sold

James F. Dempsey                  20,007,680         90.58%                20,007,680              86.65%

Vancouver, B.C.


(1) The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct stock holdings. Mr. Dempsey is the only "promoter" of our company.

(2)        Each shareholder has sole and direct ownership of his shares.


All the shares listed above were acquired by the holders in March 2004 and are restricted pursuant to Rule 144.

All Officers and Directors as a Group 20,007,680- Direct ownership of 91% (approx.) (1Individual).

(c) Changes in Control.

There are currently no arrangements, which would result in a change in control of the Company.

Our principal stockholder, James F. Dempsey, currently, owns approximately 91% of our common stock based on shares issued to him as full consideration for his payment of organizational expenses. As a result, he will have significant influence over all matters requiring approval by our stockholders, and will not require the approval of the minority stockholders in order to take any action. In addition, Mr. Dempsey will be able to elect all of the members of our Board of Directors, allowing him to exercise significant control of our affairs and management. In addition, Mr. Dempsey may affect most corporate matters requiring stockholder approval by written consent, without a duly-noticed and duly-held meeting of stockholders. In essence, Mr. Dempsey controls our Company and your vote is of little importance or consequence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the sale of shares to our officers and directors, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons. We are not a subsidiary of any other company. Our President, founder and Director, James F. Dempsey, was our only promoter. Mr. Dempsey provided organizational services and cash in the sum of $985.60 for his 20,007,680 shares of Common Stock. In addition, we issued 1,000 shares each to Carolyn Davis -wife of James Dempsey, Bob Delaney - Uncle to James Dempsey, Emily and Rebecca Dempsey - daughters of James Dempsey, Coleen Dempsey - mother of James Dempsey, for consideration of US$.20 per share.

Future transactions, if any, will be approved by a majority of the disinterested members and will be on terms no less favorable to us than those that could be obtained from unaffiliated parties.

DESCRIPTION OF SECURITIES

Our authorized capital stock consists of 25,000,000 shares of common stock, $.001 par value per share, of which 22,088,680 shares were issued and outstanding as of October 31, 2004. On May 31, 2004, the Company forward split its common stock on the basis of 20.3 new shares for 1 old share.

The following is a summary of the material terms and provisions of our capital stock. Because it is a summary, it does not include all of the information that is included in our certificate of incorporation. The text of our certificate of incorporation, which is attached as an exhibit to this registration statement, is incorporated into this section by reference.

COMMON STOCK

Voting Rights. The holders of our common stock will have one vote per share and are not entitled to vote cumulatively for the election of directors. Generally, all matters to be voted on by stockholders must be approved by a majority or, in the case of election of directors, by plurality of the votes cast at a meeting at which a quorum is present and voting together as single class.

Dividends. Holders of common stock are entitled to receive any dividends declared by our board of directors. Dividends consisting of shares of common stock may be paid to holders of shares of common stock.

Other Rights. Upon our liquidation, dissolution or winding up, the holders of common stock are entitled preferential to share ratably in any assets available for distribution to holders of shares of common stock. No holders of shares are subject to redemption or have preemptive rights to purchase additional shares of common stock.

Transfer Agent and Registrar. Our transfer agent and registrar for our common stock is Stalt, Inc., Incline Village, NV.

SHARES ELIGIBLE FOR FUTURE SALE.

The 1,000,000 shares of common stock registered for sale in this offering will be freely tradable without restrictions under the Securities Act. No shares held by our "affiliates" (officers, directors or 10% shareholders) are being registered hereunder. The remaining 20,007,680 of our outstanding shares are held by an affiliate, who is our sole officer and director: Mr. Dempsey owns 20,007,680 shares, all of which have been held since April 8, 2004.

After this offering, and assuming we sell all 1,000,000 shares offered, of which there can be no assurance, we will only have 1,911,320 shares available for issuance. We currently have no plans for the issuance of these remaining shares, but it is likely we would have to amend our Articles of Incorporation to increase the authorized shares in the event we need to raise additional funds through an equity offering in the future.

In general, under Rule 144, as currently in effect, any of our affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding any sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates, who have held their restricted shares for two years may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding any sale.

The 22,088,680 outstanding restricted securities held by Mr. Dempsey, the sole director and officer of the company are subject to the sale limitations imposed by Rule 144. The availability for sale of substantial amounts of common stock under Rule 144 could adversely affect prevailing market prices for our securities.

PLAN OF DISTRIBUTION BY THE COMPANY; TERMS OF THE OFFERING

We are offering the 1,000,000 shares on a "best efforts" basis directly through our sole officer and director, James F. Dempsey, who will not receive any commissions or other remuneration of any kind for selling shares in this offering, other than reimbursement of offering expenses, if any, incurred by him. This offering will commence promptly after the effectiveness of the registration statement of which this prospectus is a part. This offering will be made on a continuous basis for a period of 90 days. We may terminate this offering earlier if we sell all of the shares being offered or we decide to cease selling efforts.

This offering is a self-underwritten offering, which means that it does not involve the participation of an underwriter to market, distribute or sell the shares offered under this prospectus. Consequently, there may be less due diligence performed in conjunction with this offering than would be performed in an underwritten offering. In an underwritten offering, the underwriter and its team of professional advisors, including attorneys, accountants, engineers and other professionals, conduct a due diligence inquiry by reviewing a large volume of documentary materials in a company's files. The materials reviewed include corporate documents, financial statements and tax returns, engineering reports, market studies and reports, copies of all patents, licenses and trademarks, and all material contracts. This due diligence review is designed to bring to the underwriter's attention all material facts concerning the company. Because this offering is self underwritten and does not involve a due diligence review by an underwriter, there is a greater risk to an investor of this prospectus containing material errors and omissions.

We may sell shares from time to time in one or more transactions directly by us or, alternatively, we may offer the shares through brokers or sale agents, who may receive compensation in the form of commissions or fees. We may enter into agreements with sales agents to assist us in identifying and contacting potential investors. Under these agreements, we may agree to pay these sales agents fees based on a percentage (not exceeding 10%) of the aggregate purchase price of shares sold by us to the investors identified and contacted by these sales agents. We may also agree in some cases to reimburse these sales agents for out-of-pocket expenses incurred in connection with their engagement. Any broker, dealer or sales agent that participates in the distribution of shares may be deemed to be an underwriter, and any profits on the sale of the shares by any such broker, dealer or sales agent and any commissions and fees received by any such broker, dealer or sales agents may be deemed to be underwriting compensation under the Securities Act of 1933.

The shares may not be offered or sold in certain jurisdictions unless they are registered or otherwise comply with the applicable securities laws of such jurisdictions by exemption, qualification or otherwise. We intend to sell the shares only in the states in which this offering has been qualified or an exemption from the registration requirements is available, and purchases of shares may be made only in those states. To comply with the securities laws of certain jurisdictions, as applicable, the shares may be required to be offered and sold only through registered or licensed brokers or dealers. If such registered or licensed brokers or dealers are engaged, the total commission and fees paid to such brokers and dealers in connection with the sale of shares will not exceed 10% of the selling price of the shares.

In connection with his selling efforts in the offering, Mr. Dempsey will not register as a broker-dealer, pursuant to Section 15 of the Securities Exchange Act of 1934, but rather will rely upon the "safe harbor" provisions of Rule 3a4-1 under the Exchange Act. Generally speaking, Rule 3a4-1 provides an exemption from the broker-dealer registration requirements of the Exchange Act for persons associated with an issuer that participate in an offering of the issuer's securities. The conditions to obtaining this exemption include the following:

         None of the selling persons are subject to a statutory disqualification, as that term is defined in Section 3(a) (39) of the Exchange Act, at the time of participation;

         None of the selling persons are compensated in connection with his or her participation by the payment of commissions or other remuneration based either directly or indirectly on transactions in securities;

         None of the selling persons are, at the time of participation, an associated person of a broker or dealer, and

All of the selling persons meet the conditions of paragraph (a)(4)(ii) of Rule 3a4-1 of the Exchange Act, in that they (A)primarily perform or are intending primarily to perform at the end of the offering, substantial duties for or on behalf of the issuer otherwise than in connection with transactions in securities, and (B) are not a broker or dealer, or an associated person of a broker or dealer, within the preceding 12 months, and (C) do not participate in selling an offering of securities for any issuer more than once every 12 months other than in reliance on this rule.

Mr. Dempsey may have assistants who may provide ministerial help, but their activities will be restricted to the following:

Preparing written communications and delivering such communications through the mails or other means that does not involve oral solicitation of potential purchasers, provided that such written communications have been approved by us.

Responding to inquiries of potential purchasers in communications initiated by potential purchasers, provided that the content of such communications is limited to information contained in our registration statement; or

Performing ministerial and clerical work in effecting any transaction.

We have not established a minimum amount of proceeds that we must receive in the offering before any proceeds may be accepted. We cannot assure you that all or any of the shares offered under this prospectus will be sold. No one has committed to purchase any of the shares offered. We reserve the right to withdraw, cancel or modify this offer and to accept or reject any subscription in whole or in part, for any reason or for no reason. Subscriptions will be accepted or rejected promptly. All monies from rejected subscriptions will be returned immediately by us to the subscriber, without interest or deductions. Any accepted subscriptions will be made on a rolling basis. Once accepted, the funds will be deposited into an account maintained by us and considered our general assets. Subscription funds will not be placed into escrow, trust or any other similar arrangement. There are no investor protections for the return of subscription funds once accepted. Certificates for shares purchased will be issued and distributed by our transfer agent within 10 business days after a subscription is accepted and "good funds" are received in our account. Certificates will be sent to the address supplied in the investor subscription agreement by certified mail.

Our sole officer, director and existing stockholder may purchase shares in this offering and there is no limit to the number of shares he may purchase.

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934 and Rules 15g-1 through 15g-6 promulgated thereunder. These rules impose additional sales practice requirements on broker-dealers who sell out securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules. Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document. Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question. Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction. Rule 15g-5 requires that a broker-dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation. Rule 15g-6 requires broker-dealers selling penny stocks to provide their customers with monthly account statements. The application of the penny stock rules may affect your ability to resell your shares.

James F. Dempsey is not statutorily disqualified, is not being compensated, and is not associated with a broker/dealer. He is and will continue to be our sole officer and director at the end of the offering and has not been during the last twelve months and is currently not a broker/dealer or associated with a broker/dealer. He has not during the last twelve months and will not in the next twelve months offer or sell securities for another corporation.

We intend to advertise, through tombstones, and hold investment meetings in various states where the offering will be registered. We will not utilize the Internet to advertise our offering. We will also distribute the prospectus to potential investors at the meetings and to our friends and relatives who are interested in us and a possible investment in the offering. While we have no plans for when or where any such meetings may be held, or who would participate, the only written materials that we would distribute at any such meeting would be a copy of our prospectus.

We intend to sell our shares in the states of Washington and Nevada.

Rule 15g-9 requires broker/dealers to approved the transaction for the customer's account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons. The application of the penny stock rules may affect your ability to resell your shares.

The NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.


OFFERING PERIOD AND EXPIRATION DATE

This offering will start on the date of this prospectus and continue for a period of up to 90 days.

PROCEDURES FOR SUBSCRIBING

If you decide to subscribe for any of the 1,000,000 shares offered by the Company in this offering, you must

     1.   execute and deliver a subscription agreement
     2.   deliver a check or certified funds to us for acceptance or rejection.

All checks for subscriptions must be made payable to W.S. INDUSTRIES, INC.

RIGHT TO REJECT SUBSCRIPTIONS

We have the right to accept or reject subscriptions in whole or in part, for any reason or for no reason. All monies from rejected subscriptions will be returned immediately by us to the subscriber, without interest or deductions. Subscriptions for securities will be accepted or rejected within 48 hours after we receive them.

PLAN OF DISTRIBUTION BY THE SELLING SECURITY HOLDERS

The 2,081,000 shares of our securities offered by this prospectus may be sold by the selling security holders or by those to whom the shares are transferred. We are not aware of any underwriting arrangements that have been entered into by the selling security holders. The distribution of the securities by the selling security holders may be effected in one or more transactions that may take place in the over-the-counter market, assuming a market for our securities exists, including broker's transactions, privately negotiated transactions or through sales to one or more dealers acting as principals in the resale of these securities.

The fixed price for the offer and sale of the shares shall be $.20 per share until the shares of common stock become quoted on the OTC Bulletin Board or other specified securities exchange.

Any of the selling security holders, acting alone or in concert with one another, may be considered statutory underwriters under the Securities Act of 1933, if they are directly or indirectly conducting an illegal distribution of the securities on behalf of our corporation. For instance, an illegal distribution may occur if any of the selling securities holders provide us with cash proceeds from their sales of the securities. If any of the selling shareholders are determined to be underwriters, they may be liable for securities violations in connection with any material misrepresentations or omissions made in this prospectus.

In addition, the selling security holders and any brokers and dealers through whom sales of the securities are made may be deemed to be "Underwriters" within the meaning of the Securities Act, and the commissions or discounts and other compensation paid to the persons may be regarded as underwriters' compensation.

The selling security holders may pledge all or a portion of the securities owned as collateral for margin accounts or in loan transactions, and the securities may be resold pursuant to the terms of the pledges, accounts or loan transactions. Upon default by the selling security holders, the pledge in the loan transaction would have the same rights of sale as the selling security holders under this prospectus. The selling security holders may also transfer securities owned in other ways not involving market makers or established trading markets, including directly by gift, distribution, or other transfer without consideration and upon any transfer the transferee would have the same rights of sale as the selling security holders under this prospectus.

In addition to, and without limiting, the foregoing, each of the selling security holders and any other person participating in a distribution will be affected by the applicable provisions of the Securities Exchange Act of 1934, including, without limitation, Regulation M, which may limit the timing of purchases and sales of any of the securities by the selling security holders or any other person. Furthermore, transferees who replace selling security holders will need to be named in the prospectus filed as part of a post-effective amendment to this registration statement before they may accede to the rights of the named selling security holder.

There can be no assurances that the selling security holders will sell any or all of the securities. In order to comply with state securities laws, if applicable, the securities will be sold in jurisdictions only through registered or licensed brokers or dealers. In various states, the securities may not be sold unless these securities have been registered or qualified for sale in the state or an exemption from registration or qualification is available and is complied with. The Company will pay the selling shareholder's expenses in this offering, estimated to be $500.00. Under applicable rules and regulations of the Exchange Act, as amended, any person engaged in a distribution of the securities may not simultaneously engage in market-making activities in these securities for a period of one or five business days prior to the commencement of the distribution.

All of the foregoing may affect the marketability of the securities. Pursuant to the various agreements we have with the selling securities holders, we will pay all the fees and expenses incident to the registration of the securities, other than the selling security holders' pro rata share of underwriting discounts and commissions which is to be paid by the selling security holders.

EXPERTS

Accountant

Our Audited Financial Statements for the period from April 5, 2004 (inception) to August 31, 2005, have been included in this prospectus in reliance upon Amisano Hanson, Chartered Accountants, 750 West Pender Street, Suite 604, Vancouver, B.C. Canada, V6C 2T7, tel. 604-689-0188, as experts in accounting and auditing.

Attorney

The validity of the shares of common stock in this offering will be passed upon for us by Michael J. Morrison, Chtd., 1495 Ridgeview Drive, Suite 220, Reno, NV, 89509, tel. 775-827-6300.

EXECUTIVE COMPENSATION

No executive compensation has been paid since our inception.

WHERE YOU CAN FIND MORE INFORMATION

We have filed with the Securities and Exchange Commission ("SEC"), a registration statement on Form SB-2 (including the exhibits and schedules thereto) under the Securities Act of 1933, and the rules and regulations promulgated thereunder, for the registration of the common stock offered hereby. This prospectus is part of the registration statement. This prospectus does not contain all the information included in the registration statement because we have omitted certain parts of the registration statement as permitted by the SEC rules and regulations. For further information about us and our common stock, you should refer to the registration statement. Statements contained in this prospectus as to any contract, agreement or other document referred to are not necessarily complete. Where the contract or other document is an exhibit to the registration statement, each statement is qualified by the provisions of that exhibit.

You can inspect and copy the registration statement and the exhibits and schedules thereto at the public reference facility maintained by the SEC at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates.

We will also file annual, quarterly and current reports, proxy statements and other information with the SEC. You can also request copies of these documents, for a copying fee, by writing to the SEC. Our SEC filings are also available to the public from the SEC's website at http://www.sec.gov. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We will furnish our stockholders annual reports containing audited financial statements for each fiscal year.

            No dealer, salesperson or other person is authorized to give any information or to represent anything not contained in this prospectus. This prospectus is an offer to sell only the shares offered hereby, but only under circumstances and in jurisdictions where it is lawful to do so. The information contained in this prospectus is current only as of its date.

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                            August 31, 2005 and 2004

                             (Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS                       AMISANO HANSON

                                                           CHARTERED ACCOUNTANTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
W.S. Industries, Inc.

We have audited the accompanying balance sheets of W.S. Industries, Inc. (A Development Stage Company) as of August 31, 2005 and 2004 and the related statements of operations, cash flows and stockholders' equity for the year ended August 31, 2005 and the periods from April 5, 2004 (Date of Inception) to August 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of W.S. Industries, Inc. as of August 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended August 31, 2005 and the periods from April 5, 2004 (Date of Inception) to August 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.


Vancouver, Canada                                               "AMISANO HANSON"
November 16, 2005                                          Chartered Accountants


750 WEST PENDER STREET, SUITE 604                        TELEPHONE: 604-689-0188
VANCOUVER CANDA                                         FACSIMILIE: 604-689-9773
V6C 2T7                                                E-MAIL: amishan@telus.net


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                            August 31, 2005 and 2004
                             (Stated in US Dollars)

                                                                     2005           2004
                                                                   ________       ________
                                     ASSETS

Current
    Cash                                                           $  4,263       $ 31,910
    Accounts receivable                                               1,085              -
    Prepaid expenses                                                      -          1,049
                                                                   ________       ________

                                                                      5,348         32,959
Equipment - Note 3                                                    1,154          1,649
                                                                   ________       ________

                                                                   $  6,502       $ 34,608
                                                                   ========       ========
                                   LIABILITIES

Current
    Accounts payable and accrued liabilities                       $ 11,506       $  2,500
    Unearned revenue                                                      -          6,115
                                                                   ________       ________

                                                                     11,506          8,615
                                                                   ________       ________
                        STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock - Notes 4, 5 and 8
    Common stock, $0.001 par value per share
      25,000,000  authorized
      22,088,680  issued and outstanding (2004: 22,088,680)          22,089         22,089
Additional paid-in capital                                           15,097         15,097
Deficit accumulated during the development stage                    (43,849)       (11,573)
Cumulative effect of foreign currency translation adjustment          1,659            380
                                                                   ________       ________

                                                                     (5,004)        25,993
                                                                   ________       ________

                                                                   $  6,502       $ 34,608
                                                                   ========       ========

Nature and Continuance of Operations - Note 1
Subsequent Event - Note 8
Economic Dependence - Note 9


                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                     for the year ended August 31, 2005 and
for the periods from April 5, 2004 (Date of Inception) to August 31, 2004 and 2005
                             (Stated in US Dollars)

                                                                   April 5, 2004       April 5, 2004
                                                                     (Date of            (Date of
                                                Year ended         Inception) to       Inception) to
                                                August 31,          August 31,          August 31,
                                                  2005                 2004                2005
                                                ___________        _____________       _____________

Revenue
   Storage rental fee                           $     7,200         $     1,085          $  8,285
                                                ___________         ___________          ________

Expenses:
    Amortization                                        495                 291               786
    Accounting and audit fees                        12,576               2,500            15,076
    Bank charges and interest                           356                 246               602
    Consulting fees                                       -               7,240             7,240
    Courier and postage - Note 5                          -                 177               177
    Office and miscellaneous                          1,695                   -             1,695
    Registration and filing fees - Note 5             3,581                 659             4,240
    Rent                                              4,906               1,165             6,071
    Research and marketing                            7,500                   -             7,500
    Travel                                            5,397                   -             5,397
    Wages                                             1,457                   -             1,457
                                                ___________         ___________          ________

                                                     37,963              12,278            50,241
                                                ___________         ___________          ________

Loss for the period before other item               (30,763)            (11,193)          (41,956)

Foreign exchange loss                                (1,513)               (380)           (1,893)
                                                ___________         ___________          ________

Net loss for the year                               (32,276)            (11,573)          (43,849)

Foreign currency translation adjustment               1,279                 380             1,659
                                                ___________         ___________          ________

Comprehensive loss for the year                 $   (30,997)        $   (11,193)         $(42,190)
                                                ===========         ===========          ========

Basic loss per share                            $     (0.00)        $     (0.00)
                                                ===========         ===========

Weighted average number of shares
 outstanding                                     22,088,680          13,420,453
                                                ===========         ===========


                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                     for the year ended August 31, 2005 and
for the periods from April 5, 2004 (Date of Inception) to August 31, 2004 and 2005
                             (Stated in US Dollars)

                                                                   April 5, 2004       April 5, 2004
                                                                     (Date of            (Date of
                                                Year ended         Inception) to       Inception) to
                                                August 31,          August 31,          August 31,
                                                  2005                 2004                2005
                                                ___________        _____________       _____________

Cash Flows used in Operating Activities
    Net loss for the period                     $   (32,276)        $   (11,573)         $(43,849)
    Item not affecting cash:
      Amortization                                      495                 291               786
    Changes in non-cash working capital
      balances:
      Accounts receivable                            (1,085)                 -             (1,085)
      Prepaid fees                                    1,049             (1,049)                 -
      Accounts payable and accrued liabilities        9,006              2,500             11,506
      Unearned revenue                               (6,115)             6,115                  -
                                                ___________         ___________          ________

Net cash used in operating activities               (28,926)            (3,716)           (32,642)
                                                ___________         ___________          ________

Cash Flows from Financing Activity
    Common stock issued                                   -             37,186             37,186
                                                ___________         ___________          ________

Net cash from financing activity                          -             37,186             37,186
                                                ___________         ___________          ________

Cash Flows used in Investing Activity
    Acquisition of equipment                              -             (1,940)            (1,940)
                                                ___________         ___________          ________

Net cash used in investing activity                       -             (1,940)            (1,940)
                                                ___________         ___________          ________

Effect of exchange rate changes on cash               1,279                380              1,659
                                                ___________         ___________          ________

Net increase (decrease) in cash during
 the period                                         (27,647)            31,910             (4,263)

Cash, beginning of the period                        31,910                  -                  -
                                                ___________         ___________          ________

Cash, end of the period                         $     4,263         $    31,910          $  4,263
                                                ===========         ===========          ========

Supplemental disclosure of cash flow
      information:
      Cash paid for:
      Interest                                  $         -         $         -          $      -
                                                ===========         ===========          ========

      Income taxes                              $         -         $         -          $      -
                                                ===========         ===========          ========


                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
       for the period April 5, 2004 (Date of Inception) to August 31, 2005
                             (Stated in US Dollars)


                                                                                                 Cumulative
                                                                                   Deficit        Effect of
                                             (Note 4)                            Accumulated       Foreign
                                           Common Shares          Additional     During the       Currency
                                      _______________________      Paid-in       Development     Translation
                                       Number       Par Value      Capital          Stage        Adjustment     Total
                                      __________    _________     __________     ___________     ___________   _______

Issued for cash
    Private placement
     agreements  - at $0.000049       20,007,680     $20,008       $(19,022)      $      -         $     -    $    986
                 - at $0.01            2,000,000       2,000         18,000              -               -      20,000
                 - at $0.20               81,000          81         16,119              -               -      16,200
                                      __________     _______       ________       ________         _______    ________

                                      22,088,680      22,089         15,097              -               -      37,186

Foreign currency translation
 adjustment                                    -           -              -              -             380         380

Net loss for the period                        -           -              -        (11,573)              -     (11,573)
                                      __________     _______       ________       ________         _______    ________

Balance, August 31, 2004              22,088,680      22,089         15,097        (11,573)            380      25,993

Foreign currency translation
 adjustment                                    -           -              -              -           1,279       1,279

Net loss for the year                          -           -              -        (32,276)              -     (32,276)
                                      __________     _______       ________       ________         _______    ________

Balance, August 31, 2005              22,088,680     $22,089       $ 15,097       $(43,849)        $ 1,659    $ (5,004)
                                      ==========     =======       ========       ========         =======    ========


                             SEE ACCOMPANYING NOTES


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            August 31, 2005 and 2004
                             (Stated in US Dollars)


Note 1        NATURE AND CONTINUANCE OF OPERATIONS

              The Company is in the development stage and its business is the rental of a wine storage facility.

              These financial statements have been prepared on a going concern basis. At August 31, 2005, the Company has a working capital deficiency of $6,158, has yet to achieve profitable operations and has accumulated a deficit of $43,849 since incorporation. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management plans to continue to supplement its capital needs by issuing equity securities (Note 8).

              The Company was incorporated in the State of Nevada, United States of America on April 5, 2004 and its fiscal year end is August 31.

Note 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

              The financial  statements  have,  in  management's  opinion,  been
              properly   prepared   within  the  framework  of  the  significant
              accounting policies summarized below:

              DEVELOPMENT STAGE COMPANY

              The Company complies with Financial Accounting Standard Board Statement ("FAS") No. 7 and the Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2005 and 2004
(Stated in US Dollars) - Page 2


Note 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)

              EQUIPMENT AND AMORTIZATION

              The Company records computer equipment at cost and provides for amortization at a rate of 30% per annum using the declining balance method. Additions during the year are amortized at one-half rates.

              IMPAIRMENT OF LONG-LIVED ASSETS

              Equipment is reviewed for impairment in accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

              FOREIGN CURRENCY TRANSLATION

              The Company uses Canadian dollars as its functional currency. The Company uses the United States of America dollar as its reporting currency for consistency with registrants of the Securities Exchange commission ("SEC") and in accordance with FAS No. 52.

              Assets and liabilities denominate in a foreign currency are translated at the exchange rate in effect at the year-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period and are included in the Comprehensive Income Account in Stockholders' Equity, if applicable.

              Transactions undertaken in currencies other than the functional currency of the Company are translated using the exchange rate in effect as of the translation date. Any exchange gains or losses are included in other income expenses on the Statement of Operation, if applicable.

              REVENUE RECOGNITION

              Revenue is recognized when the services are performed and the amount of revenue is fixed or determinable, persuasive evidence of an arrangement exists and collection is reasonably assured. Provision for estimated losses on contracts is recorded when identified.

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2005 and 2004
(Stated in US Dollars) - Page 3


Note 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)

              BASIC LOSS PER SHARE

              The Company reports basic loss per share in accordance with FAS No. 128 "Earnings per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. At August 31, 2005, the Company had no stock equivalents that were antidilutive and excluded in the loss per share computation.

              RESEARCH AND MARKETING COSTS

              Research and marketing costs are expensed as incurred.

              INCOME TAXES

              The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              FINANCIAL INSTRUMENTS

              The carrying value of the Company's financial instruments, consisting of cash, accounts receivable and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              NEW ACCOUNTING STANDARDS

              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3        EQUIPMENT

                                                August 31, 2005
                                       _________________________________
                                                  Accumulated
                                        Cost      Amortization     Net
                                       ______     ____________    ______

            Computer equipment         $1,940         $786        $1,154
                                       ======         ====        ======

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2005 and 2004
(Stated in US Dollars) - Page 4


Note 3        EQUIPMENT - (cont'd)

                                                August 31, 2004
                                       _________________________________
                                                  Accumulated
                                        Cost      Amortization     Net
                                       ______     ____________    ______

            Computer equipment         $1,940         $291        $1,649
                                       ======         ====        ======

Note 4        CAPITAL STOCK - Note 8

              On May 31, 2004, the Company forward split its common stock on the basis of 20.3 new for 1 old. The number of shares issued and outstanding, par value and additional paid-in capital has been restated to give retroactive effect to the forward split of its common stock.

              The Company has filed a Form SB-2 registration statement with the United States Security and Exchange Commission, which includes an offering of 1,000,000 common shares at $0.20 per share. The Form SB-2 also includes an offering, by selling shareholders of the Company, of 2,081,000 common shares at $0.20 per share. The Company will receive none of the proceeds of this portion of the offering.

Note 5        RELATED PARTY TRANSACTIONS

              The Company issued 20,007,680 shares to the director of the Company for expenses and loan proceeds as follows:

                                                                 April 5, 2004
                                                                 (Date of
                                                                 Inception) to
                                                                 August 31,
                                               2005     2004     2005
                                               ____     ____     _____________

              Courier and postage              $ -      $177         $177
              Registration and filing fees       -       659          659
              Loan proceeds                      -       150          150
                                               ___      ____         ____

                                               $ -      $986         $986
                                               ===      ====         ====

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2005 and 2004
(Stated in US Dollars) - Page 5


Note 6        DEFERRED TAX ASSETS

              The significant components of the Company's deferred tax assets are as follows:

                                                      2005        2004
                                                    _______     _______

             Deferred Tax Assets
                 Non-capital loss carryforwards     $ 6,446     $ 1,723
                 Valuation allowance                 (6,446)     (1,723)
                                                    _______     _______

                                                    $     -     $     -
                                                    =======     =======

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is more likely-than-not to be realized from future operations. The Company has provided an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 7        INCOME TAXES

              No provision for income taxes has been provided in these financial statements due to the net loss. At August 31, 2005, the Company has net operating loss carryforwards, which expire commencing in 2024 totalling approximately $42,976, the benefit of which has not been recorded in the financial statements.

Note 8        SUBSEQUENT EVENT

              Subsequent to August 31, 2005, the Company received $200,000 for 1,000,000 shares of its common stock at $0.20 per share under and SB-2 registration statement effective September 15, 2005 as filed with the Securities and Exchange Commission.

Note 9        ECONOMIC DEPENDENCE

              During the period ended August 31, 2005 one customer accounted for 100% of the Company's sales.

              During the period ended August 31, 2004, one customer accounted for 100% of the Company's sales.

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2005 and 2004
(Stated in US Dollars) - Page 6


Note 10       NON-CASH TRANSACTION

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the period ended August 31, 2004, the Company issued 20,007,680 common shares to a director of the Company to settle $986 due to a related party. This transaction has been excluded from the statements of cash flows.

                                   SIGNATURES


                  Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  December 13, 2005           W. S. INDUSTRIES, INC.



                                   By: /s/ JAMES F. DEMPSEY
                                           _______________________
                                           James F. Dempsey
                                           President and Chief Executive Officer