Form 10QSB
period 2005-11-30
W. S. Industries, Inc.
filed 2006-04-04
CIK 1310497

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                     FOR THE QUARTER ENDED NOVEMBER 30, 2005


                       COMMISSION FILE NUMBER: 333-121044


                             W. S. INDUSTRIES, INC.
             ______________________________________________________
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        Nevada                                           98-0439650
_______________________                     ____________________________________
(State of organization)                     (I.R.S. Employer Identification No.)


                                7630 Winston Road
                                  Burnaby, B.C.
                                    V5A 2H4
                    ________________________________________
                    (Address of principal executive offices)


                                Tel: 604-420-4808
                _________________________________________________
                Registrants telephone number, including area code


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x]

Securities registered under Section 12(g) of the Exchange Act:

There are 21,088,680 shares of common stock outstanding as of November 30, 2005.

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION

ITEM  1      FINANCIAL STATEMENTS                                         4

ITEM  2      MANAGEMENT'S DISCUSSION OF OPERATIONS AND
             FINANCIAL CONDITION                                         10

PART II      OTHER INFORMATION                                           13

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K                            13

ITEM 7       SIGNATURES                                                  13

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                November 30, 2005

                                   (Unaudited)

                             (Stated in US Dollars)


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                      November 30, 2005 and August 31, 2005
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                  November 30,       August 31,
                                                                      2005              2005
                                                                  ____________       __________
                                     ASSETS

Current
    Cash                                                           $ 194,711          $  4,263
    Accounts receivable                                                1,380             1,085
                                                                   _________          ________
                                                                     196,091             5,348
Equipment                                                              1,068             1,154
                                                                   _________          ________
                                                                   $ 197,159          $  6,502
                                                                   =========          ========

                                   LIABILITIES

Current
    Accounts payable and accrued liabilities                       $  10,338          $ 11,506
    Note payable - Note 4                                              2,000                 -
                                                                   _________          ________
                                                                      12,338            11,506
                                                                   _________          ________

                       STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock - Note 3
   Common stock, $0.001 par value
        25,000,000  authorized
        21,088,680  issued and outstanding (August 31, 2005:
                    22,088,680)                                       21,089            22,089
Additional paid-in capital                                           214,097            15,097
Deficit accumulated during the development stage                     (53,198)          (43,849)
Cumulative effect of foreign currency translation adjustment           2,833             1,659
                                                                   _________          ________
                                                                     184,821            (5,004)
                                                                   _________          ________
                                                                   $ 197,159          $  6,502
                                                                   =========          ========


                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
            for the three months ended November 30, 2005 and 2004 and
   for the period from April 5, 2004 (Date of Inception) to November 30, 2005
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                         April 5, 2004
                                                                                           (Date of
                                                         Three months ended              Inception) to
                                                            November 30,                 November 30,
                                                       2005              2004                2005
                                                    ___________       ___________        _____________

Revenue
    Storage rental fee                              $     1,795       $         -          $ 10,080

Expenses:
    Amortization                                             86                 -               872
    Accounting and audit fees                             4,839                 -            19,915
    Bank charges and interest                                87                81               689
    Consulting fees                                           -                 -             7,240
    Courier and postage - Note 4                              -                 -               177
    Office and miscellaneous                                869             1,181             2,564
    Registration and filing fees - Note 4                   536                 -             4,776
    Rent                                                  3,150             1,500             9,221
    Research and marketing                                    -             7,500             7,500
    Travel                                                    -             2,900             5,397
    Wages                                                   435             1,800             1,892
                                                    ___________       ___________          ________
                                                         10,002            14,962            60,243
                                                    ___________       ___________          ________
Loss for the period before other items                   (8,207)          (14,962)          (50,163)
    Interest income                                          32                 -                32
    Foreign exchange loss                                (1,174)           (1,402)           (3,067)
                                                    ___________       ___________          ________
Net loss for the period                                  (9,349)          (16,364)          (53,198)

Foreign currency translation adjustment                   1,174             1,402             2,833
                                                    ___________       ___________          ________
Comprehensive loss for the period                   $    (8,175)      $   (14,962)         $(50,365)
                                                    ===========       ===========          ========
Basic loss per share                                $     (0.00)      $     (0.00)
                                                    ===========       ===========
Weighted average number of shares outstanding        21,044,724        22,088,680
                                                    ===========       ===========

                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
            for the three months ended November 30, 2005 and 2004 and
   for the period from April 5, 2004 (Date of Inception) to November 30, 2005
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                         April 5, 2004
                                                                                           (Date of
                                                         Three months ended              Inception) to
                                                            November 30,                 November 30,
                                                       2005              2004                2005
                                                    ___________       ___________        _____________

Cash Flows used in Operating Activities
    Net loss for the period                         $    (9,349)      $   (16,364)         $(53,198)
    Item not affecting cash:
      Amortization                                           86                 -               872
    Changes in non-cash working capital balances:
      Accounts receivable                                  (295)                -            (1,380)
      Accounts payable and accrued liabilities           (1,168)                -            10,338
                                                    ___________       ___________          ________
Net cash used in operating activities                   (10,726)          (16,364)          (43,368)
                                                    ___________       ___________          ________
Cash Flows from Financing Activity
    Common stock issued                                 200,000                 -           237,186
                                                    ___________       ___________          ________
Net cash from financing activity                        200,000                 -           237,186
                                                    ___________       ___________          ________
Cash Flows used in Investing Activity
    Acquisition of capital assets                             -                 -            (1,940)
                                                    ___________       ___________          ________
Net cash used in investing activity                           -                 -            (1,940)
                                                    ___________       ___________          ________
Effect of exchange rate changes on cash                   1,174             1,402             2,833
                                                    ___________       ___________          ________
Net increase in cash during the period                  190,448           (14,962)          194,711

Cash, beginning of period                                 4,263            31,910                 -
                                                    ___________       ___________          ________
Cash, end of period                                 $   194,711       $    16,948          $194,711
                                                    ===========       ===========          ========
Non-cash Transactions - Note 4


                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      for the period April 5, 2004 (Date of Inception) to November 30, 2005
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                                         Cumulative
                                                   (Note 3)                               Deficit         Effect of
                                                                                        Accumulated        Foreign
                                                 Common Shares         Additional       During the        Currency
                                           _________________________    Paid-in         Development      Translation
                                             Number         Par Value   Capital            Stage          Adjustment       Total
                                           __________       _________  __________       ___________      ___________     _________

Issued for cash:
   Private placement agreements
                    - at $0.000049         20,007,680        $20,008   $ (19,022)        $       -         $     -       $     986
                    - at $0.01              2,000,000          2,000      18,000                 -               -          20,000
                    - at $0.20                 81,000             81      16,119                 -               -          16,200
Foreign currency translation
 adjustment                                         -              -           -                 -             380             380
Net loss for the period                             -              -           -           (11,573)              -         (11,573)
                                           __________        _______   _________         _________         _______       _________
Balance, August 31, 2004                   22,088,680         22,089      15,097           (11,573)            380          25,993
Foreign currency translation
 adjustment                                         -              -           -                 -           1,279           1,279
Net loss for the year                               -              -           -           (32,276)              -         (32,276)
                                           __________        _______   _________         _________         _______       _________
Balance, August 31, 2005                   22,088,680         22,089      15,097           (43,849)          1,659          (5,004)
Issued for cash:
   Private placement agreements
                      - at $0.20            1,000,000          1,000     199,000                 -               -         200,000
Shares repurchased - Note 4
                      - at $0.20           (2,000,000)        (2,000)   (398,000)                -               -        (400,000)
Capital contribution - Note 4                       -              -     398,000                 -               -         398,000
Foreign currency translation
 adjustment                                         -              -           -                 -           1,174           1,174
Net loss for the period                             -              -           -            (9,349)              -          (9,349)
                                           __________        _______   _________         _________         _______       _________
Balance, November 30, 2005                 21,088,680        $21,089   $ 214,097         $ (53,198)        $ 2,833       $ 184,821
                                           ==========        =======   =========         =========         =======       =========

                             SEE ACCOMPANYING NOTES


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                November 30, 2005
                                   (Unaudited)
                             (Stated in US Dollars)

Note 1        INTERIM REPORTING

              While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim consolidated financial statements follow the same accounting policies and methods of their application as the Company's August 31, 2005 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's August 31, 2005 annual financial statements.

Note 2        CAPITAL STOCK - Note 4

              On May 31, 2004, the Company forward split its common stock on the basis of 20.3 new for 1 old. The number of shares issued and outstanding, par value and additional paid-in capital has been restated to give retroactive effect to the forward split of its common stock.

              The Company filed a Form SB-2 registration statement with the United States Security and Exchange Commission and received $200,000 for the offering of 1,000,000 common shares at $0.20 per share. The Form SB-2 also included an offering, by selling shareholders of the Company, of 2,081,000 common shares at $0.20 per share. The Company will receive none of the proceeds of this portion of the offering.

Note 3        RELATED PARTY TRANSACTIONS - Note 4

              The Company issued 20,007,680 shares to the director of the Company for expenses and loan proceeds as follows:


                                                                       April 5, 2004
                                                                       (Date of
                                                Three months ended     Inception) to
                                                   November 30,        November 30,
                                                2005          2004     2005
                                                ____          ____     _____________

             Courier and postage                $  -          $  -         $ 177
             Registration and filing fees          -             -           659
             Loan proceeds                         -             -           150
                                                ____          ____         _____
                                                $  -          $  -         $ 986
                                                ====          ====         =====


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                November 30, 2005
                                   (Unaudited)
                             (Stated in US Dollars)


Note 4        NON-CASH TRANSACTIONS

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the three months ended November 30, 2005, the Company reacquired 2,000,000 common shares from a director of the Company for $2,000 pursuant to a promissory note, which is payable on or before April 15, 2006, bears interest at 10% per annum and is unsecured. The fair value of this transaction was recorded at $0.20 per share and consequently the Company has received a capital contribution of $398,000.

              During the period April 5, 2004 (Date of Inception) to November 30, 2005, the Company issued 20,007,680 common shares to a director of the Company to settle $986 due to a related party.

              These transactions have been excluded from the statements of cash flows.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward-looking statements and information relating to us that is based on beliefs of management as well as assumptions made by, and information currently available to management. These statements may be identified by the use of terminology such as "BELIEVES," "PLANS", "EXPECTS," "MAY," "SHOULD" or "ANTICIPATES", or expressing this terminology negatively or similar expressions or by discussions of strategy. These statements reflect our current view respecting future events and are subject to risks, uncertainties and assumptions, including the risks and uncertainties noted throughout the document. Although we have attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward-looking statements not to come true as anticipated, believed, projected, expected or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected or intended.

CRITICAL ACCOUNTING POLICIES

Revenue is recognized as earned based on contracts or sales invoices, as the rental for storage takes place and the amount of revenue is fixed or determinable and collection is reasonably assured. Provision for estimated losses on contracts is recorded when identified.

General

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, which involve risks and uncertainty. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this section. Our fiscal year is from September 1 through August 31.

Effect of Inflation and Foreign Currency Exchange

We have not realized a reduction in the price of our services as a result of domestic inflation. Nor have we experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with our foreign customers. All sales transactions to date have been denominated in U.S. Dollars. However, we pay our lease for storage space in Canadian dollars. The current exchange rate is US$1.00=Cdn$1.2131 at November 30, 2005.

Going Concern Opinion

We are a development stage corporation and commenced business operations April 5, 2004. We have fully leased our existing storage facility and are looking for additional space for our business operation. We have generated revenues of $10,080 USD from our business operation from April 5, 2004 (date of incorporation) to November 30, 2005.

We included a going concern disclosure in our financial statements. We believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We currently have a website for our company that is www.yourwinewizard.com. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We may raise cash to further develop our project.

We have only one officer and director. He is responsible for our managerial and organizational structure, which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

PLAN OF OPERATIONS

We are a development  stage company with limited  operations  and revenues.  Our management has made $985.60 of capital contributions to our business. The Company has raised the total of $236,200 through Private Placements. Management's capital contributions may be accomplished through interest-bearing promissory notes between our company and management. We have not determined the amount of funds that will be necessary for management to contribute or if there is any need for management to contribute any funds at all. Nor is there any assurance our management will have funds available to loan us as and when we require funds. In this event, we will be required to seek loans and or equity funding from third parties and there is no assurance we will be able to do so.

We intend to use the Company's website as a marketing and sales tool. It is intended to outline the features and the benefits of our wine storage services, as well as acting as an information resource. The information contained on our website is intended to allow potential consumers to quickly begin the wine storage process for the storage of their wine inventory.

We anticipate that most orders for our services will occur through our website and payment for the services will be by online credit card or cybercash systems. We can take orders online through our order form and are currently developing the ability to process online orders.

At the end of the three-month period ended November 30, 2005, the Company had cash available in the amount of $194,711, and $1,380 in accounts receivables. For the three-month period ended November 30, 2005 we had a net loss of $9,349. This funding is for a maximum of one million shares at a per share price of $.20US. The Company has raised net US$200,000. The Company does not intend to pay any commissions for funds raised.

To the extent that additional capital is raised through the sale of equity the issuance of the securities will result in dilution to our shareholders.

Until such time as our website and wine storage and cellaring facilities are expanded, we do not expect to have any significant revenues from our operations. We anticipate that if our website and our wine storage and cellaring facilities are expanded of which there can be no assurance, we will generate revenues from wine storage. There is no assurance that we will be successful in the marketing our wine storage services. We have no other proposed sources of revenue. Therefore, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

If our Company or its management receives proceeds from the sales of the securities by the selling security shareholders, which neither the company nor its management has any intent to do, those persons may have conducted an illegal distribution of our securities and may be deemed underwriters. Accordingly, they will have liability for any material misrepresentations or omissions in this document and otherwise in the offer and sale of securities.

The Company does not have any off balance sheet arrangements.

We do not anticipate significant research and development expenses over the next twelve months, other than those related to the development of our website. We do not expect to purchase or sell any plant and significant equipment or make any significant changes in the number of employees over the next twelve months.

If we are unable to negotiate suitable arrangements with wine-related suppliers or vendors to advertise on our website or allow us to represent their companies, or if we are unable to attract clients to use our wine storage services, we may have to suspend or cease operations.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have only generated small revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to locate and negotiate agreements with wine collectors to allow us store their wines on a fee basis. We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

RESULTS OF OPERATIONS

FROM INCEPTION ON APRIL 5, 2004 TO NOVEMBER 30, 2005

During the period we incorporated the company, hired the attorney, and hired the auditor all in respect to the preparation of this Registration Statement. We have prepared an internal business plan. We have acquired the domain name "yourwinewizard.com." Our loss since inception is ($53,198). We have only recently started our business operations and have one (1) customer for our services, which generated revenues of $10,080, and we have contracted for the full capacity of our current wine storage facility in Burnaby, B.C. We are currently looking for additional storage space in the Burnaby, B.C. area.

LIQUIDITY AND CAPITAL RESOURCES

The company cannot guarantee that once we begin expanding our operations, we will stay in business after operations have been expanded.

If we are unable to successfully attract customers and negotiate strategic alliances or if we are unable to attract enough clients to utilize our wine storage services, we may quickly use up the proceeds from the money from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the maximum amount of money from this offering, it will last 12 months. Other than as described in this paragraph, we have no other financing plans.

As of November 30, 2005, we have only generated an accumulated total of $ 10,080 in revenues from our business operations.

As of November 30, 2005, our total assets were $197,159 and our total liabilities were $12,338. As of November 30, 2005 we had cash of $194,711.

PART II       OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

              31.1 Certification of Chief Executive Officer

              31.2 Certification of Chief Financial Officer

              32.1 Section 906 Certification

              32.2 Section 906 Certification

ITEM 7.       SIGNATURES

                                   SIGNATURES


              In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  April 4, 2006               W. S. INDUSTRIES, INC.



                                   By: /s/ JAMES F. DEMPSEY
                                           _______________________
                                           James F. Dempsey
                                           President and Chief Executive Officer