Form 10QSB
period 2006-02-28
W. S. Industries, Inc.
filed 2006-04-14
CIK 1310497

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                     FOR THE QUARTER ENDED FEBRUARY 28, 2006


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

There are XX,XXX,XXX shares of common stock outstanding as of February 28, 2006.

                                TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION

ITEM  1       FINANCIAL STATEMENTS                                         4

ITEM  2       MANAGEMENT'S DISCUSSION OF OPERATIONS AND
              FINANCIAL CONDITION                                          9

PART II       OTHER INFORMATION                                           12

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K                            12

ITEM 7        SIGNATURES                                                  12

ITEM 1        FINANCIAL INFORMATION

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                February 28, 2006

                                   (Unaudited)

                             (STATED IN US DOLLARS)



                               W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                      February 28, 2006 and August 31, 2005
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                                               February 28,          August 31,
                                                     ASSETS                        2006                 2005
                                                     ------                        ----                 ----

Current
    Cash and cash equivalents                                               $          186,996   $            4,263
    Accounts receivable                                                                  4,555                1,085
                                                                            ------------------   ------------------

                                                                                       191,551                5,348
Equipment                                                                                  981                1,154
                                                                            ------------------   ------------------

                                                                            $          192,532   $            6,502
                                                                            ==================   ==================

                                                    LIABILITIES

Current
    Accounts payable and accrued liabilities                                $           13,681   $           11,506
    Note payable - Note 4                                                                2,000                    -
                                                                            ------------------   ------------------

                                                                                        15,681               11,506
                                                                            ------------------   ------------------

                                         STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock - Notes 2 and 3
   Common stock, $0.001 par value
        25,000,000  authorized
        21,088,680  issued and outstanding (August 31, 2005:
                    22,088,680)                                                         21,089               22,089
Additional paid-in capital                                                             214,097               15,097
Deficit accumulated during the development stage                                       (62,930)             (43,849)
Cumulative effect of foreign currency translation adjustment                             4,595                1,659
                                                                            ------------------   ------------------

                                                                                       176,851               (5,004)
                                                                            ------------------   ------------------

                                                                            $          192,532   $            6,502
                                                                            ==================   ==================



                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                   for the three and six months ended February
               28, 2006 and 2005 and for the period from April 5,
                  2004 (Date of Inception) to February 28, 2006
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                                                                                  April 5, 2004
                                                                                                                    (Date of
                                                        Three months ended              Six months ended          Inception) to
                                                           February 28,                   February 28,            February 28,
                                                       2006            2005           2006            2005            2006
                                                       ----            ----           ----            ----            ----

Revenue
    Storage rental fee                            $       1,775    $          -   $      3,570   $          -    $        11,855
                                                  -------------    ------------   ------------   ------------    ---------------

Expenses:
    Amortization                                             87               -            173              -                959
    Accounting and audit fees                             2,432           4,930          7,271          4,930             22,347
    Bank charges and interest                                62             168            149            249                751
    Consulting fees                                       1,000               -          1,000              -              8,240
    Courier and postage - Note 3                              -               -              -              -                177
    Legal                                                   944               -            944              -                944
    Office and miscellaneous                                257               -          1,126          1,181              2,821
    Promotion                                             2,240               -          2,240              -              2,240
    Registration and filing fees
     - Note 3                                             1,421           1,395          1,957          1,395              6,197
    Rent                                                  1,343           3,000          4,493          4,500             10,564
    Research and marketing                                    -               -              -          7,500              7,500
    Travel                                                    -               -              -          2,900              5,397
    Wages                                                 1,945               -          2,380          1,800              3,837
                                                  -------------    ------------   ------------   ------------    ---------------

                                                         11,731           9,493         21,733         24,455             71,974
                                                  -------------    ------------   ------------   ------------    ---------------

Loss for the period before other items                   (9,956)         (9,493)       (18,163)       (24,455)           (60,119)
    Interest income                                       1,428               -          1,460              -              1,460
    Foreign exchange loss                                (1,204)          1,366         (2,378)           (36)            (4,271)
                                                  -------------    ------------   ------------   ------------    ---------------

Net loss for the period                                  (9,732)         (8,127)       (19,081)       (24,491)           (62,930)

Foreign currency translation adjustment                   1,762          (1,366)         2,936             36              4,595
                                                  -------------    ------------   ------------   ------------    ---------------

Comprehensive loss for the period                 $      (7,970)   $     (9,493)  $    (16,145)  $    (24,455)   $       (58,335)
                                                  =============    ============   ============   ============    ===============

Basic loss per share                              $       (0.00)   $      (0.00)  $      (0.00)  $      (0.00)
                                                  ==============   =============  ============   ============

Weighted average number of shares
 outstanding                                         21,088,680      22,088,680     21,066,581     22,088,680
                                                  =============    ============   ============     ==========



                             SEE ACCOMPANYING NOTES


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                      for the six months ended February 28,
                 2006 and 2005 and for the period from April 5,
                  2004 (Date of Inception) to February 28, 2006
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                                                                      April 5, 2004
                                                                                                        (Date of
                                                                         Six months ended             Inception) to
                                                                           February 28,               February 28,
                                                                       2006             2005              2006
                                                                       ----             ----              ----

Cash Flows used in Operating Activities
    Net loss for the period                                      $       (19,081)  $       (24,491) $        (62,930)
    Item not affecting cash:
      Amortization                                                           173                 -               959
    Changes in non-cash working capital balances:
      Accounts receivable                                                 (3,470)                -            (4,555)
      Accounts payable and accrued liabilities                             2,175               702            13,681
                                                                 ---------------   ---------------  ----------------

Net cash used in operating activities                                    (20,203)          (23,789)          (52,845)
                                                                 ---------------   ---------------  ----------------

Cash Flows from Financing Activity
    Common stock issued                                                  200,000                 -           237,186
                                                                 ---------------   ---------------  ----------------

Net cash from financing activity                                         200,000                 -           237,186
                                                                 ---------------   ---------------  ----------------

Cash Flows used in Investing Activity
    Acquisition of capital assets                                              -                 -            (1,940)
                                                                 ---------------   ---------------  ----------------

Net cash used in investing activity                                            -                 -            (1,940)
                                                                 ---------------   ---------------  ----------------

Effect of exchange rate changes on cash                                    2,936                36             4,595
                                                                 ---------------   ---------------  ----------------

Net increase (decrease) in cash and cash equivalents
 during the period                                                       182,733           (23,753)          186,996

Cash, beginning of period                                                  4,263            31,910                 -
                                                                 ---------------   ---------------  ----------------

Cash and cash equivalents, end of period                         $       186,996   $         8,157  $        186,996
                                                                 ===============   ===============  ================

Cash and cash equivalents are comprised of:
    Cash                                                         $         1,996   $         8,157  $          1,996
    Term deposits                                                        185,000                 -           185,000
                                                                 ---------------   ---------------  ----------------

                                                                 $       186,996   $         8,157  $        186,996
                                                                 ===============   ===============  ================

Non-cash Transactions - Note 4


                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                   EQUITY (DEFICIENCY) for the period April 5,
                  2004 (Date of Inception) to February 28, 2006
                                   (Unaudited)
                             (STATED IN US DOLLARS)



                                                                                                       Cumulative
                                                                                        Deficit        Effect of
                                                 (Note 2)                             Accumulated       Foreign
                                               Common Shares           Additional     During the        Currency
                                       ------------------------------   Paid-in       Development     Translation
                                           Number        Par Value      Capital          Stage         Adjustment        Total
                                           ------        ---------      -------          -----         ----------        -----

Issued for cash:
   Private placement agreements
                      - at $0.000049       20,007,680  $    20,008   $   (19,022)   $           -   $            -   $         986
                    - at $0.01              2,000,000        2,000        18,000                -                -          20,000
                    - at $0.20                 81,000           81        16,119                -                -          16,200
Foreign currency translation
 adjustment                                         -            -             -                -              380             380
Net loss for the period                             -            -             -          (11,573)               -         (11,573)
                                       --------------  -----------   -----------    -------------   --------------   -------------

Balance, August 31, 2004                   22,088,680       22,089        15,097          (11,573)             380          25,993
Foreign currency translation
 adjustment                                         -            -             -                -            1,279           1,279
Net loss for the year                               -            -             -          (32,276)               -         (32,276)
                                       --------------  -----------   -----------    -------------   --------------   -------------

Balance, August 31, 2005                   22,088,680       22,089        15,097          (43,849)           1,659          (5,004)
Issued for cash:
   Private placement agreements
                      - at $0.20            1,000,000        1,000       199,000                -                -         200,000
Shares repurchased - Note 4
                      - at $0.20           (2,000,000)        (2,000)     (398,000)             -                -        (400,000)
Capital contribution - Note 4                       -            -       398,000                -                -         398,000
Foreign currency translation
 adjustment                                         -            -             -                -            2,936           2,936
Net loss for the period                             -            -             -            (19,081)             -         (19,081)
                                       --------------  -----------   -----------    --------------- --------------   -------------

Balance, February 28, 2006                 21,088,680  $    21,089   $   214,097    $     (62,930)  $        4,595   $     176,851
                                       ==============  ===========   ===========    =============   ==============   =============



                             SEE ACCOMPANYING NOTES

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                February 28, 2006
                                   (Unaudited)
                             (STATED IN US DOLLARS)


Note 1        INTERIM REPORTING

              While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's August 31, 2005 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's August 31, 2005 annual financial statements.

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

Note 3        RELATED PARTY TRANSACTIONS - Note 4

              The Company issued 20,007,680 shares to the director of the Company for expenses and loan proceeds as follows:

                                                                                                          April 5,
                                                                                                            2004
                                                                                                          (Date of
                                                  Three months ended           Six months ended        Inception) to
                                                     February 28,                February 28,           February 28,
                                                  2006           2005         2006          2005            2006
                                                  ----           ----         ----          ----            ----

             Courier and postage              $         -    $         -   $        -   $         -   $         177
             Registration and filing
              fees                                      -              -            -             -             659
             Loan proceeds                              -              -            -             -             150
                                              -----------    -----------   ----------   -----------   -------------

                                              $         -    $         -   $        -   $         -   $         986
                                              ===========    ===========   ==========   ===========   =============


W.S. Industries, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
February 28, 2006
(Unaudited)
(Stated in US Dollars) - Page 2


Note 4        NON-CASH TRANSACTIONS

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the six months ended February 28, 2006, the Company reacquired 2,000,000 common shares from a director of the Company for $2,000 pursuant to a promissory note, which is payable on or before April 15, 2006, bears interest at 10% per annum and is unsecured. The fair value of this transaction was recorded at $0.20 per share and consequently the Company has received a capital contribution of $398,000.

              During the period April 5, 2004 (Date of Inception) to February 28, 2006 the Company issued 20,007,680 common shares to a director of the Company to settle $986 due to a related party.

              These transactions have been excluded from the statements of cash flows.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


Effect of Inflation and Foreign Currency Exchange

We have not realized a reduction in the price of our services as a result of domestic inflation. Nor have we experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with our foreign customers. All sales transactions to date have been denominated in U.S. Dollars. However, we pay our lease for storage space in Canadian dollars. The current exchange rate is US$1.00=Cdn$1.1366 AT FEBRUARY 28, 2006.


Going Concern Opinion


We are a development stage corporation and commenced business operations April 5, 2004. We have fully leased our existing storage facility and are looking for additional space for our business operation. We have generated revenues of $11,855 USD from our business operation from April 5, 2004 (date of incorporation) to FEBRUARY 28, 2006.


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

At the end of the three-month period ended FEBRUARY 28, 2006, the Company had cash available in the amount of $186,996, and $4,555 in accounts receivables. For the three-month period ended FEBRUARY 28, 2006 we had a net loss of $9,732. This funding is for one million shares at a per share price of $.20US. The Company has raised net US$200,000. The Company does not intend to pay any commissions for funds raised.


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


RESULTS OF OPERATIONS

FROM INCEPTION ON APRIL 5, 2004 TO FEBRUARY 28, 2006
During the period we incorporated the company, hired the attorney, and hired the auditor all in respect to the preparation of this Registration Statement. We have prepared an internal business plan. We have acquired the domain name "yourwinewizard.com." Our loss since inception is ($62,930). We have only recently started our business operations and have one (1) customer for our services, which generated revenues of $11,855, and we have contracted for the full capacity of our current wine storage facility in Burnaby, B.C. We are currently looking for additional storage space in the Burnaby, B.C. area.

LIQUIDITY AND CAPITAL RESOURCES

The company cannot guarantee that once we begin expanding our operations we will stay in business after operations have been expanded.

If we are unable to successfully attract customers and negotiate strategic alliances or if we are unable to attract enough clients to utilize our wine storage services, we may quickly use up the proceeds from the money from the previous offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.


As of February 28, 2006, we have only generated an accumulated total of $11,855 in revenues from our business operations.


As of February 28, 2006, our total assets were $192,532 and our total liabilities were $15,681. As of February 28, 2006, we had cash of $186,996.

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



Date:  April 14, 2006               W. S. INDUSTRIES, INC.



                                   By: /s/ JAMES F. DEMPSEY
                                           _______________________
                                           James F. Dempsey
                                           President and Chief Executive Officer