Form 10QSB
period 2006-05-31
W. S. Industries, Inc.
filed 2006-07-06
CIK 1310497

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED MAY 31, 2006


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

There are 21,088,680 shares of common stock outstanding as of May 31, 2006.

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

ITEM 1.       FINANCIAL INFORMATION


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  May 31, 2006

                                   (Unaudited)

                             (STATED IN US DOLLARS)



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                        May 31, 2006 and August 31, 2005
                                   (Unaudited)
                             (STATED IN US DOLLARS)

                                                                   May 31,             August 31,
                                                                     2006                 2005
                                                                   ________            __________
                                     ASSETS

Current
    Cash and cash equivalents                                      $132,996             $  4,263
    Accounts receivable                                               6,559                1,085
                                                                   ________             ________

                                                                    139,555                5,348
Investment - Note 2                                                  34,046                    -
Equipment                                                               895                1,154
                                                                   ________             ________

                                                                   $174,496             $  6,502
                                                                   ========             ========

                                   LIABILITIES

Current
    Accounts payable and accrued liabilities                       $  5,859             $ 11,506
                                                                   ________             ________

                        STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock - Notes 3 and 4
   Common stock, $0.001 par value
        25,000,000  authorized
         1,088,680  issued and outstanding (August 31, 2005:
        22,088,680)                                                  21,089               22,089
Additional paid-in capital                                          214,097               15,097
Deficit accumulated during the development stage                    (72,003)             (43,849)
Cumulative effect of foreign currency translation adjustment          5,454                1,659
                                                                   ________             ________

                                                                    168,637               (5,004)
                                                                   ________             ________

                                                                   $174,496             $  6,502
                                                                   ========             ========



                             SEE ACCOMPANYING NOTES


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
          for the three and nine months ended May 31, 2006 and 2005 and for the period from April 5, 2004 (Date of Inception) to May 31, 2006
                                   (Unaudited)
                             (STATED IN US DOLLARS)

                                                                                                                  April 5, 2004
                                                                                                                    (Date of
                                                        Three months ended             Nine months ended          Inception) to
                                                              May 31,                        May 31,                 May 31,
                                                       2006            2005           2006           2005             2006
                                                    ___________     ___________    ___________    ___________     ______________

Revenue
    Storage rental fee                              $     1,815     $     1,815    $     5,385    $     5,425        $ 13,670
                                                    ___________     ___________    ___________    ___________        ________

Expenses:
    Amortization                                             87             124            260            371           1,046
    Accounting and audit fees                             6,525           2,253         13,796          7,138          28,872
    Bank charges and interest                                89              37            238            287             840
    Consulting fees                                           -               -          1,000              -           8,240
    Courier and postage - Note 4                              -               -              -              -             177
    Legal                                                     -               -            944              -             944
    Office and miscellaneous                                931             309          2,057          1,453           3,752
    Promotion                                                 -               -          2,240              -           2,240
    Registration and filing fees
     - Note 4                                               876           1,125          2,833          2,720           7,073
    Rent                                                  1,432           1,214          5,925          3,643          11,996
    Research and marketing                                    -               -              -          7,500           7,500
    Travel                                                    -           2,000              -          5,397           5,397
    Wages                                                 2,761               -          5,141          1,457           6,598
                                                    ___________     ___________    ___________    ___________        ________

                                                         12,701           7,062         34,434         29,966          84,675
                                                    ___________     ___________    ___________    ___________        ________

Loss for the period before other items                  (10,886)         (5,247)       (29,049)       (24,541)        (71,005)
    Interest income                                         924               -          2,384              -           2,384
    Foreign exchange loss                                   889             291         (1,489)           291          (3,382)
                                                    ___________     ___________    ___________    ___________        ________

Net loss for the period                                  (9,073)         (4,956)       (28,154)       (24,250)        (72,003)

Foreign currency translation adjustment                     859            (410)         3,795           (410)          5,454
                                                    ___________     ___________    ___________    ___________        ________

Comprehensive loss for the period                   $    (8,214)    $    (5,366)   $   (24,359)   $   (24,660)       $(66,549)
                                                    ===========     ===========    ===========    ===========        ========

Basic loss per share                                $     (0.00)    $     (0.00)   $     (0.00)   $     (0.00)
                                                    ===========     ===========    ===========    ===========

Weighted average number of shares
 outstanding                                         21,088,680      22,088,680     21,074,028     22,088,680
                                                    ===========     ===========    ===========    ===========



                             SEE ACCOMPANYING NOTES


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
               for the nine months ended May 31, 2006 and 2005 and
     for the period from April 5, 2004 (Date of Inception) to May 31, 2006
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                                                             April 5, 2004
                                                                                               (Date of
                                                               Nine months ended             Inception) to
                                                                     May 31,                   May 31,
                                                             2006              2005              2006
                                                           ________          ________        _____________

Cash Flows used in Operating Activities
    Net loss for the period                                $(28,154)         $(24,250)         $(72,003)
    Item not affecting cash:
      Amortization                                              260               371             1,046
    Changes in non-cash working capital balances:
      Accounts receivable                                    (5,474)                -            (6,559)
      Prepaid fees                                                -             1,049                 -
      Accounts payable and accrued liabilities               (5,648)            4,734             5,858
      Note payable                                           (2,000)                -            (2,000)
      Unearned revenue                                            -            (5,425)                -
                                                           ________          ________          ________

Net cash used in operating activities                       (41,016)          (23,521)          (73,658)
                                                           ________          ________          ________

Cash Flows from Financing Activity
    Common stock issued                                     200,000                 -           237,186
                                                           ________          ________          ________

Net cash from financing activity                            200,000                 -           237,186
                                                           ________          ________          ________

Cash Flows used in Investing Activity
    Acquisition of investment                               (34,046)                -           (34,046)
    Acquisition of capital assets                                 -                 -            (1,940)
                                                           ________          ________          ________

Net cash used in investing activity                         (34,046)                -           (35,986)
                                                           ________          ________          ________

Effect of exchange rate changes on cash                       3,795              (410)            5,454
                                                           ________          ________          ________

Net increase (decrease) in cash and cash equivalents
 during the period                                          128,733           (23,931)          132,996

Cash, beginning of period                                     4,263            31,910                 -
                                                           ________          ________          ________

Cash and cash equivalents, end of period                   $132,996          $  7,979          $132,996
                                                           ========          ========          ========

Cash and cash equivalents are comprised of:
    Cash                                                   $  7,996          $  7,979          $  7,996
    Term deposits                                           125,000                 -           125,000
                                                           ________          ________          ________

                                                           $132,996          $  7,979          $132,996
                                                           ========          ========          ========

Non-cash Transactions - Note 5



                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        for the period April 5, 2004 (Date of Inception) to May 31, 2006
                                   (Unaudited)
                             (STATED IN US DOLLARS)
                                                                                                       Cumulative
                                                                                        Deficit        Effect of
                                                 (Note 3)                             Accumulated       Foreign
                                               Common Shares           Additional     During the        Currency
                                           _______________________      Paid-in       Development     Translation
                                             Number       Par Value     Capital          Stage         Adjustment       Total
                                           __________      _______     __________     ___________     ___________     _________

Issued for cash:
   Private placement agreements
                    - at $0.000049         20,007,680      $20,008     $ (19,022)      $       -        $     -       $     986
                    - at $0.01              2,000,000        2,000        18,000               -              -          20,000
                    - at $0.20                 81,000           81        16,119               -              -          16,200
Foreign currency translation
 adjustment                                         -            -             -               -            380             380
Net loss for the period                             -            -             -         (11,573)             -         (11,573)
                                           __________      _______     _________       _________        _______       _________

Balance, August 31, 2004                   22,088,680       22,089        15,097         (11,573)           380          25,993
Foreign currency translation
 adjustment                                         -            -             -               -          1,279           1,279
Net loss for the year                               -            -             -         (32,276)             -         (32,276)
                                           __________      _______     _________       _________        _______       _________

Balance, August 31, 2005                   22,088,680       22,089        15,097         (43,849)         1,659          (5,004)
Issued for cash:
   Private placement agreements
                      - at $0.20            1,000,000        1,000       199,000               -              -         200,000
Shares repurchased - Note 5
                      - at $0.20           (2,000,000)      (2,000)     (398,000)              -              -        (400,000)
Capital contribution - Note 5                       -            -       398,000               -              -         398,000
Foreign currency translation
 adjustment                                         -            -             -               -          3,795           3,795
Net loss for the period                             -            -             -         (28,154)             -         (28,154)
                                           __________      _______     _________       _________        _______       _________

Balance, May 31, 2006                      21,088,680      $21,089     $ 214,097       $ (72,003)       $ 5,454       $ 168,637
                                           ==========      =======     =========       =========        =======       =========



                             SEE ACCOMPANYING NOTES

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2006
                                   (Unaudited)
                             (STATED IN US DOLLARS)


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

NOTE 2        INVESTMENT

              The investment is comprised of wine purchased for appreciation and long-term resale. The wine is valued at the lower of cost and net realizable value. Cost is determined using the average cost method. The Company does not anticipate selling the product during the next twelve months.

NOTE 3        CAPITAL STOCK - NOTE 5

              On May 31, 2004, the Company forward split its common stock on the basis of 20.3 new for 1 old. The number of shares issued and outstanding, par value and additional paid-in capital has been restated to give retroactive effect to the forward split of its common stock.

              The Company filed a Form SB-2 registration statement with the United States Security and Exchange Commission and received $200,000 for the offering of 1,000,000 common shares at $0.20 per share. The Form SB-2 also included an offering, by selling shareholders of the Company, of 2,081,000 common shares at $0.20 per share. The Company received none of the proceeds of this portion of the offering.

W.S. Industries, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
May 31, 2006
(Unaudited)
(Stated in US Dollars) - Page 2


NOTE 4        RELATED PARTY TRANSACTIONS - NOTE 5

              The Company issued 20,007,680 shares to the director of the Company for expenses and loan proceeds as follows:

                                                                                                   April 5,
                                                                                                     2004
                                                                                                   (Date of
                                                  Three months ended      Nine months ended      Inception) to
                                                       May 31,                 May 31,              May 31,
                                                  2006          2005      2006         2005          2006
                                                  ____          ____      ____         ____      _____________

              Courier and postage                 $  -          $  -      $  -         $  -          $ 177
              Registration and filing fees           -             -         -            -            659
              Loan proceeds                          -             -         -            -            150
                                                  ____          ____      ____         ____          _____

                                                  $  -          $  -      $  -         $  -          $ 986
                                                  ====          ====      ====         ====          =====


NOTE 5        NON-CASH TRANSACTIONS

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the nine months ended May 31, 2006, the Company reacquired 2,000,000 common shares from a director of the Company for $2,000 pursuant to a promissory note, which was paid prior to May 31, 2006. The fair value of this transaction was recorded at $0.20 per share and consequently the Company has received a capital contribution of $398,000.

              During the period April 5, 2004 (Date of Inception) to May 31, 2006 the Company issued 20,007,680 common shares to a director of the Company to settle $986 due to a related party.

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

Effect of Inflation and Foreign Currency Exchange

We have not realized a reduction in the price of our services as a result of domestic inflation. Nor have we experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with our foreign customers. All sales transactions to date have been denominated in U.S. Dollars. However, we pay our lease for storage space in Canadian dollars. The current exchange rate is US$1.00 = Cdn$1.1094 at May 31, 2006.

Going Concern Opinion

We are a development stage corporation and commenced business operations April 5, 2004. We have fully leased our existing storage facility and are looking for additional space for our business operation. We have generated revenues of $13,670 from our business operation from April 5, 2004 (date of incorporation) to May 31, 2006.

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

At the end of the three-month period ended May 31, 2006, the Company had cash available in the amount of $132,996 and $6,559 in accounts receivables. For the three-month period ended May 31, 2006 we had a net loss of $9,073. This funding is for one million shares at a per share price of $.20US. The Company has raised net US$200,000. The Company does not intend to pay any commissions for funds raised.

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

RESULTS OF OPERATIONS

FROM INCEPTION ON APRIL 5, 2004 TO MAY 31, 2006

During the period we incorporated the company, hired the attorney, and hired the auditor all in respect to the preparation of this Registration Statement. We have prepared an internal business plan. We have acquired the domain name "yourwinewizard.com." Our loss since inception is ($72,003). We have only recently started our business operations and have one (1) customer for our services, which generated revenues of $13,670, and we have contracted for the full capacity of our current wine storage facility in Burnaby, B.C. We are currently looking for additional storage space in the Burnaby, B.C. area.

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

As of May 31, 2006, we have only generated an accumulated total of $13,670 in revenues from our business operations.

As of May 31, 2006, our total assets were $174,496 and our total liabilities were $5,859. As of May 31, 2006, we had cash of $132,996.

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



Date:  July 6, 2006                W. S. INDUSTRIES, INC.



                                   By: /s/ JAMES F. DEMPSEY
                                           _______________________
                                           James F. Dempsey
                                           President and Chief Executive Officer