Form 10QSB/A
period 2005-11-30
W. S. Industries, Inc.
filed 2006-11-29
CIK 1310497

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]     No [ ]

Indicate by a check mark whether the company is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ]     No [X]

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



Date:  November 29, 2006            W. S. INDUSTRIES, INC.



                                   By: /s/ JAMES F. DEMPSEY
                                           _______________________
                                           James F. Dempsey
                                           President and Chief Executive Officer