Form 10QSB/A
period 2006-02-28
W. S. Industries, Inc.
filed 2006-11-29
CIK 1310497

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

There are 21,088,680 shares of common stock outstanding as of February 28, 2006.

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



Date:  November 29, 2006           W. S. INDUSTRIES, INC.



                                   By: /s/ JAMES F. DEMPSEY
                                           _____________________________________
                                           James F. Dempsey
                                           President and Chief Executive Officer