Form 10KSB
period 2006-08-31
W. S. Industries, Inc.
filed 2006-11-29
CIK 1310497

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-KSB


              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended: August 31, 2006


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

                                      None
                                _______________
                                (Title of Class)


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

On August 31, 2006 there was no aggregate market value of the voting stock held by non-affiliates of the Registrant because there is no public market for the stock.

State the number of shares outstanding of each of registrant's classes of common equity, for the period covered by this report and as at the latest practicable date:

         At August 31, 2006 and as of the date hereof, there were outstanding 21,088,680 shares of the registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW.

We were incorporated in the State of Nevada on April 5, 2004, for the purpose of providing consulting services to businesses, and engaging in any other lawful activity. The Company's principal address is 7630 Winston Road, Burnaby, B.C. V5A 2H4. W.S. Industries, Inc. has been in the developmental stage since inception and has nominal operating history and revenues. We are now engaged in the wine storage business.

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

On July 5, 2004, we entered into a rental agreement for our available storage space, where we store the wine for our one client, located at 7630 Winston Road, Burnaby, B.C. V5A 2H4. The term of the lease is for one (1) year, and the monthly rental is US$600.00. The lease has been extended through July 5, 2007. The sales and administrative operations of the business are currently being run from the office of Mr. Dempsey, our President.

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

WINE STORAGE AND CELLARING

We believe the issues of wine storage and aging of wines is confusing to many consumers. We intend to provide information to consumers in an effort to help simplify these issues and will seek to provide useful, easy-to-read information to help educate persons interested in the proper storing and aging of wine. Our plan is to familiarize the potential client who visits our web site with basic, simplified information regarding the need for wine storage and the need for the Company's wine storage services. In this way, we hope to interest them in using our services.

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

We will seek to make www.yourwinewizard.com the virtual business card and portfolio for our company, as well as its online "home." We intend to make our website the showcase for the services we provide. Currently, we only have one customer and there is no assurance we will ever have any additional customers.

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

We will continue our efforts to contact major wine sellers and distributors in an effort to attract additional customers and strategic partners. We also intend to attempt to attract and add new clients through our website.

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

     2. Storage Fee - By charging a fixed fee to all customers for storage of their wines in our storage facilities. In this regard, we currently have one customer who currently utilizes the full amount of our available storage space. If and when we get additional storage customers, we intend to seek additional storage space to lease and./or seek to expand our current leased space; and

     3. Advertising Fee - By charging a fee to suppliers who advertise their products or services on our website.

We intend to develop and maintain a database of all our clients so that we can anticipate various wine storage needs and continuously build and expand our services.

There is no assurance that we will be able to interest professional wine industry companies in promoting their products and services on our website or in promotional materials.

MARKETING AND SALES

We plan to continue to market our services through our website and provide our wine storage service at our current facility in Burnaby, B.C. As of the date of this report, we have an Internet service provider, web site developer and a basic web site, all of which we believe are necessary to execute our plan of business. We also plan to market our services through e-mail advertising, direct mail and direct sales of our services. We have not conducted any market testing to determine the nature, extent or characteristics of the market for our services. And we have not yet commenced our marketing activities. We intend to commence marketing activities within the next six (6) months, and intend to spend $2,000 per month on marketing for a period of 12 months.

NEW PRODUCTS OR SERVICES.

Other than the services described in this report, we currently have no new products or services planned, announced or planned to be announced to the public.

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

As of the date of this report, we have entered into a lease for one storage facility with wine storage equipment included. We have a lease agreement for this facility.

In order to expand, as and when necessary, rather than purchase and install the necessary storage equipment in a facility, we intend to locate such an existing storage facility and lease space from them, similar to the arrangement we have established for our current facility in Burnaby, B.C.

CUSTOMER BASE

As of the date of this registration statement, we have one customer, which lease all of our wine storage capacity in our Burnaby, B.C. facility. We are assuming that, if we are able to establish a broad customer base in the future, we will not have to depend on one or a few major customers for our revenues. There can be no assurance that this assumption is correct.

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

GOVERNMENTAL REGULATION ISSUES

We are not now affected by direct government regulation in British Columbia, Canada. The Company has no plans to expand outside of British Columbia. The Company has no plans of transporting alcohol outside the boundaries of British Columbia. However, we are affected by laws, rules and regulations directly applicable to access to or commerce on the Internet generally. However, due to increasing usage of the Internet, a number of laws and regulations may be adopted relating to the Internet, covering user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development for Internet commerce may prompt more stringent consumer protection laws imposing additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for Internet services and increase the cost of doing business on the Internet. These factors may have an adverse effect on our business, results of operations and financial condition. We currently see the issue of wine and the internet coming into focus in the U.S., but we have not seen any proposed legislation that would have any impact on our business. However, we intend to continue to monitor this situation closely.

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

Other than the foregoing, no governmental approval is needed for the sale of our services.

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

EMPLOYEES.

Our only employee at the present time is our sole officer and director, who will devote as much time as he determines is necessary to carry out the business of the Company.

REPORTS TO SECURITY HOLDERS.

We are a reporting company under the requirements of the Exchange Act and file quarterly, annual and other reports with the Securities and Exchange Commission. Our annual report will contain the required audited financial statements. We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

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

The Company believes that existing office facilities are adequate for its needs through March 2007. Should the Company require additional space at that time, or prior thereto, the Company will attempt to secure space on commercially reasonable terms and without undue operational disruption. However, the Company has leased out all available cold storage facility space at the Burnaby storage facility and is currently seeking additional storage facilities to lease from third parties.

MANAGEMENT

(a) Directors and Executive Officers

As of August 31, 2006, our sole executive officer and director, his age and positions are set forth below:

Name                   Age        Position

James F. Dempsey       52         President, Chief Executive Officer,
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

BOARD MEETINGS AND COMMITTEES

The Board of Directors held a total of two meetings during the period from inception through August 31, 2006. No director attended fewer than 75% of all meetings of the Board of Directors during this period. The Company has no committees.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of our common stock as of August 31, 2006 for (i) each executive officer (ii) each director, (iii) each person known to us to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.


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

DESCRIPTION OF SECURITIES

Our authorized capital stock consists of 25,000,000 shares of common stock, $.001 par value per share, of which 22,088,680 shares were issued and outstanding as of August 31, 2006. On May 31, 2004, the Company forward split its common stock on the basis of 20.3 new shares for 1 old share.

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

SHARES ELIGIBLE FOR FUTURE SALE.

The 1,000,000 shares of common stock registered for sale in an SB-2 registration statement declared effective by the SEC as of September 19, 2005, will be freely tradable without restrictions under the Securities Act. No shares held by our "affiliates" (officers, directors or 10% shareholders) are being registered hereunder. The remaining 20,007,680 of our outstanding shares are held by an affiliate, who is our sole officer and director: Mr. Dempsey owns 20,007,680 shares, all of which have been held since April 8, 2004. To date, none of the shares registered in the SB-2 have been sold or issued.

After the sale and issuance of the shares eligible to be sold in the offering, and assuming we sell all 1,000,000 shares offered, of which there can be no assurance, we will only have 1,911,320 shares available for issuance. We currently have no plans for the issuance of these remaining shares, but it is likely we would have to amend our Articles of Incorporation to increase the authorized shares in the event we need to raise additional funds through an equity offering in the future.

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

PLAN OF DISTRIBUTION BY THE COMPANY; TERMS OF THE OFFERING

We are offering the 1,000,000 shares registered in the SB-2 on a "best efforts" basis directly through our sole officer and director, James F. Dempsey, who will not receive any commissions or other remuneration of any kind for selling shares in the offering, other than reimbursement of offering expenses, if any, incurred by him. The offering has commenced, on September 1, 2006, based on the effectiveness of the registration statement and the prospectus included therein. The offering will be made on a continuous basis for a period of 90 days. We may terminate the offering earlier if we sell all of the shares being offered or we decide to cease selling efforts.

The offering is a self-underwritten offering, which means that it does not involve the participation of an underwriter to market, distribute or sell the shares offered under the prospectus. Consequently, there may be less due diligence performed in conjunction with the offering than would be performed in an underwritten offering. In an underwritten offering, the underwriter and its team of professional advisors, including attorneys, accountants, engineers and other professionals, conduct a due diligence inquiry by reviewing a large volume of documentary materials in a company's files. The materials reviewed include corporate documents, financial statements and tax returns, engineering reports, market studies and reports, copies of all patents, licenses and trademarks, and all material contracts. This due diligence review is designed to bring to the underwriter's attention all material facts concerning the company. Because the offering is self underwritten and does not involve a due diligence review by an underwriter, there is a greater risk to an investor of the prospectus containing material errors and omissions.

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

We have not established a minimum amount of proceeds that we must receive in the offering before any proceeds may be accepted. We cannot assure you that all or any of the shares offered under the prospectus will be sold. We reserve the right to withdraw, cancel or modify the offer and to accept or reject any subscription in whole or in part, for any reason or for no reason. Subscriptions will be accepted or rejected promptly. All monies from rejected subscriptions will be returned immediately by us to the subscriber, without interest or deductions. Any accepted subscriptions will be made on a rolling basis. Once accepted, the funds will be deposited into an account maintained by us and considered our general assets. Subscription funds will not be placed into escrow, trust or any other similar arrangement. There are no investor protections for the return of subscription funds once accepted. Certificates for shares purchased will be issued and distributed by our transfer agent within 10 business days after a subscription is accepted and "good funds" are received in our account. Certificates will be sent to the address supplied in the investor subscription agreement by certified mail.

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

For further information concerning the offering, please refer to our SB-2, as amended, on file in the EDGAR database on the SEC website, at www.sec.gov.

OFFERING PERIOD AND EXPIRATION DATE

This offering will start on September 1, 2006, the date of the prospectus, and continue for a period of up to 90 days.

PROCEDURES FOR SUBSCRIBING

In order to subscribe for any of the 1,000,000 shares offered by the Company in the offering, a person must:

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

PLAN OF DISTRIBUTION BY THE SELLING SECURITY HOLDERS

The 2,081,000 shares of our securities offered by the registration statement and prospectus may be sold by the selling security holders or by those to whom the shares are transferred. We are not aware of any underwriting arrangements that have been entered into by the selling security holders. The distribution of the securities by the selling security holders may be effected in one or more transactions that may take place in the over-the-counter market, assuming a market for our securities exists, including broker's transactions, privately negotiated transactions or through sales to one or more dealers acting as principals in the resale of these securities.

The fixed price for the offer and sale of the shares shall be $.20 per share until the shares of common stock become quoted on the OTC Bulletin Board or other specified securities exchange. The Company has engaged an NASD licensed market maker to file a Form 211 with the NASD to get the Company's securities qualified for trading on the OTC Bulletin Board. There is no assurance the market maker will be successful in these efforts.

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

The selling security holders may pledge all or a portion of the securities owned as collateral for margin accounts or in loan transactions, and the securities may be resold pursuant to the terms of the pledges, accounts or loan transactions. Upon default by the selling security holders, the pledge in the loan transaction would have the same rights of sale as the selling security holders under this prospectus. The selling security holders may also transfer securities owned in other ways not involving market makers or established trading markets, including directly by gift, distribution, or other transfer without consideration and upon any transfer the transferee would have the same rights of sale as the selling security holders under the prospectus.

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

EXPERTS

Accountant

Our Audited Financial Statements for the period from April 5, 2004 (inception) to August 31, 2006, have been included in this prospectus in reliance upon Amisano Hanson, Chartered Accountants, 750 West Pender Street, Suite 604, Vancouver, B.C. Canada, V6C 2T7, tel. 604-689-0188, as experts in accounting and auditing.

Attorney

The validity of the shares of common stock in the SB-2 registration statement and offering will be passed upon for us by Michael J. Morrison, Chtd., 1495 Ridgeview Drive, Suite 220, Reno, NV, 89509, tel. 775-827-6300.

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

            No dealer, salesperson or other person is authorized to give any information or to represent anything not contained in the prospectus. The prospectus is an offer to sell only the shares offered therein, but only under circumstances and in jurisdictions where it is lawful to do so. The information contained in the prospectus is current only as of its date.

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                            August 31, 2006 and 2005

                             (Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS                       AMISANO HANSON
                                                           CHARTERED ACCOUNTANTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
W.S. Industries Inc.

We have  audited the  accompanying  balance  sheets of W.S.  Industries  Inc. (A
Development Stage Company) as of August 31, 2006 and 2005 and the related statements of operations, cash flows, and stockholders' equity (deficiency) for the years ended August 31, 2006 and 2005 and for the period April 5, 2004 (Date of Inception) to August 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of W.S. Industries Inc. as of August 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended August 31, 2006 and 2005 and for the period April 5, 2004 (Date of Inception) to August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.


Vancouver, Canada                                               "AMISANO HANSON"
October 30, 2006                                           Chartered Accountants




750 WEST PENDER STREET, SUITE 604                       TELEPHONE:  604-689-0188
VANCOUVER CANADA                                        FACSIMILE:  604-689-9773
V6C 2T7                                               E-MAIL:  amishan@telus.net


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                            August 31, 2006 and 2005
                             (Stated in US Dollars)

                                                                     2006           2005
                                                                   ________       ________
                                     ASSETS

Current
    Cash and cash equivalents                                      $122,004       $  4,263
    Accounts receivable                                              10,388          1,085
                                                                   ________       ________
                                                                    132,392          5,348

Investment                                                           23,889              -
Equipment - Note 3                                                      808          1,154
                                                                   ________       ________
                                                                   $157,089       $  6,502
                                                                   ========       ========
                                   LIABILITIES

Current
    Accounts payable and accrued liabilities                       $ 10,395       $ 11,506
                                                                   ________       ________

                        STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock - Notes 4 and 5
    Common stock, $0.001 par value per share
      25,000,000 authorized
      21,088,680 issued and outstanding (2005: 22,088,680)           21,089         22,089
Additional paid-in capital                                          214,097         15,097
Deficit accumulated during the development stage                    (94,939)      $(43,849)
Cumulative effect of foreign currency translation adjustment          6,447          1,659
                                                                   ________       ________
                                                                    146,694         (5,004)
                                                                   ________       ________
                                                                   $157,089       $  6,502
                                                                   ========       ========
Nature of Operations - Note 1
Economic Dependence - Note 8


                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                for the years ended August 31, 2006 and 2005 and
    for the period from April 5, 2004 (Date of Inception) to August 31, 2006
                             (Stated in US Dollars)

                                                                                    April 5, 2004
                                                                                      (Date of
                                                           Year ended               Inception) to
                                                           August 31,                August 31,
                                                       2006             2005            2006
                                                    ___________     ___________     _____________

Revenue
   Storage rental fee                               $     7,200     $     7,200       $  15,485
                                                    ___________     ___________       _________
Expenses:
    Amortization                                            346             495           1,132
    Accounting and audit fees                            23,608          12,576          38,684
    Bank charges and interest                               279             356             881
    Consulting fees                                       1,000               -           8,240
    Courier and postage - Note 5                              -               -             177
    Legal                                                   822               -             822
    Office and miscellaneous                              6,296           1,695           7,991
    Entertainment                                         1,952               -           1,952
    Registration and filing fees - Note 5                 3,033           3,581           7,273
    Rent                                                  5,493           4,906          11,564
    Research and marketing                                    -           7,500           7,500
    Telephone                                             1,107               -           1,107
    Travel                                                    -           5,397           5,397
    Wages                                                 4,682           1,457           6,139
                                                    ___________     ___________       _________
                                                         48,618          37,693          98,859
                                                    ___________     ___________       _________
Loss for the year before other items                    (41,418)        (30,763)        (83,374)
    Interest income                                       4,509               -           4,509
    Foreign exchange loss                                (4,181)         (1,513)         (6,074)
    Impairment of investment                            (10,000)              -         (10,000)
                                                    ___________     ___________       _________
Net loss for the year                                   (51,090)        (32,276)        (94,939)

Other comprehensive income
    Foreign currency translation adjustment               4,788           1,279           6,447
                                                    ___________     ___________       _________
Comprehensive loss for the year                     $   (46,302)    $   (30,997)      $ (88,492)
                                                    ===========     ===========       =========
Basic loss per share                                $     (0.00)    $     (0.00)
                                                    ===========     ===========
Weighted average number of shares outstanding        21,077,721      22,088,680
                                                    ===========     ===========


                             SEE ACCOMPANYING NOTES



                               W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                for the years ended August 31, 2006 and 2005 and
    for the period from April 5, 2004 (Date of Inception) to August 31, 2006
                             (Stated in US Dollars)

                                                                                    April 5, 2004
                                                                                      (Date of
                                                           Year ended               Inception) to
                                                           August 31,                August 31,
                                                       2006             2005            2006
                                                    ___________     ___________     _____________

Cash Flows used in Operating Activities
    Net loss for the year                           $   (51,090)    $   (32,276)      $ (94,939)
    Item not affecting cash:
      Amortization                                          346             495           1,132
      Impairment of investment                           10,000               -          10,000
    Changes in non-cash working capital balances:
      Accounts receivable                                (9,303)         (1,085)        (10,388)
      Prepaid fees                                            -           1,049               -
      Accounts payable and accrued liabilities           (1,111)          9,006          10,395
      Unearned revenue                                        -          (6,115)              -
                                                    ___________     ___________       _________
Net cash used in operating activities                   (51,158)        (28,926)        (83,800)
                                                    ___________     ___________       _________
Cash Flows from Financing Activities
    Common stock issued                                 200,000               -         237,186
    Common stock repurchases                             (2,000)              -          (2,000)
                                                    ___________     ___________       _________
Net cash from financing activities                      198,000               -         235,186
                                                    ___________     ___________       _________
Cash Flows used in Investing Activities
    Acquisition of equipment                                  -               -          (1,940)
    Acquisition of investments                          (33,889)              -         (33,889)
                                                    ___________     ___________       _________
Net cash used in investing activities                   (33,889)              -         (35,829)
                                                    ___________     ___________       _________
Effect of exchange rate changes on cash                   4,788           1,279           6,447
                                                    ___________     ___________       _________
Net increase (decrease) in cash during the year         117,741         (27,647)        122,004

Cash, beginning of the year                               4,263          31,910               -
                                                    ___________     ___________       _________
Cash, end of the year                               $   122,004     $     4,263       $ 122,004
                                                    ===========     ===========       =========
Cash and cash equivalents are comprised of:
    Cash                                            $     2,004     $     4,263       $   2,004
    Term deposit                                        120,000               -         120,000
                                                    ___________     ___________       _________
                                                    $   122,004     $     4,263       $ 122,004
                                                    ===========     ===========       =========
Non-cash Transaction - Note 9


                             SEE ACCOMPANYING NOTES



                                             W.S. INDUSTRIES, INC.
                                         (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                      for the period April 5, 2004 (Date of Inception) to August 31, 2006
                                             (Stated in US Dollars)

                                                                                                Cumulative
                                                                                  Deficit       Effect of
                                            (Note 4)                            Accumulated     Foreign
                                          Common Shares          Additional     During the      Currency
                                    ________________________      Paid-in       Development     Translation
                                      Number       Par Value      Capital          Stage        Adjustment        Total
                                    __________     _________     __________     ___________     ___________     _________

Issued for cash:
   Private placement agreements
                 - at $0.000049     20,007,680      $20,008      $  (19,022)     $      -         $     -       $     986
                 - at $0.01          2,000,000        2,000          18,000             -               -          20,000
                 - at $0.20             81,000           81          16,119             -               -          16,200
Foreign currency translation
 adjustment                                  -            -               -             -             380             380
Net loss for the period                      -            -               -       (11,573)              -         (11,573)
                                    __________      _______      __________      ________         _______       _________
Balance, August 31, 2004            22,088,680       22,089          15,097       (11,573)            380          25,993
Foreign currency translation
 adjustment                                  -            -               -             -           1,279           1,279
Net loss for the year                        -            -               -       (32,276)              -         (32,276)
                                    __________      _______      __________      ________         _______       _________
Balance, August 31, 2005            22,088,680       22,089          15,097       (43,849)          1,659          (5,004)
Issued for cash:
   Private placement agreements
                 - at $0.20          1,000,000        1,000         199,000             -               -         200,000
Shares repurchased - Note 9
                 - at $0.20         (2,000,000)      (2,000)       (398,000)            -               -        (400,000)
Capital contribution - Note 9                -            -         398,000             -               -         398,000
Foreign currency translation
 adjustment                                  -            -               -             -           4,788           4,788
Net loss for the year                        -            -               -       (51,090)              -         (51,090)
                                    __________      _______      __________      ________         _______       _________
Balance, August 31, 2006            21,088,680      $21,089      $  214,097      $(94,939)        $ 6,447       $ 146,694
                                    ==========      =======      ==========      ========         =======       =========


                                            SEE ACCOMPANYING NOTES


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            August 31, 2006 and 2005
                             (Stated in US Dollars)


NOTE 1        NATURE OF OPERATIONS

              The Company is a development stage public company and its business is the rental of a wine storage facility. The Company is currently seeking a listing for trading on the Over-the-Counter Bulletin Board in the United States of America.

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

              The financial  statements  have,  in  management's  opinion,  been
              properly   prepared   within  the  framework  of  the  significant
              accounting policies summarized below:

              DEVELOPMENT STAGE COMPANY

              The Company complies with Financial Accounting Standard Board Statement ("FAS") No. 7 for its characterization of the Company as development stage.

              CASH AND CASH EQUIVALENTS

              Cash  and  cash   equivalents   consists  of  all  highly   liquid
              investments that are readily convertible to cash.

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

W.S. Industries, Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2006 and 2006
(Stated in US Dollars) - Page 2


NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont'd)

              IMPAIRMENT OF LONG-LIVED ASSETS

              These assets are reviewed for impairment in accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

              FOREIGN CURRENCY TRANSLATION

              The Company uses Canadian dollars as its functional currency. The Company uses the United States of America dollar as its reporting currency for consistency with registrants of the Securities Exchange commission ("SEC") and in accordance with FAS No. 52.

              Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the year-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period and are included in the cumulative effect of foreign currency translation adjustment in Stockholders' Equity, if applicable.

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

              BASIC LOSS PER SHARE

              The Company reports basic loss per share in accordance with FAS No. 128 "Earnings per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. At August 31, 2006, the Company had no stock equivalents that were antidilutive and excluded in the loss per share computation.

              RESEARCH AND MARKETING COSTS

              Research and marketing costs are expensed as incurred.

W.S. Industries, Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2006 and 2006
(Stated in US Dollars) - Page 3


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

              FINANCIAL INSTRUMENTS

              The carrying value of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              NEW ACCOUNTING STANDARDS

              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

NOTE 3        EQUIPMENT

                                               August 31, 2006
                                     ___________________________________
                                                Accumulated
                                      Cost      Amortization       Net
                                     ______     ____________     _______

              Computer equipment     $1,940        $1,132        $   808
                                     ======        ======        =======

                                               August 31, 2005
                                     ___________________________________
                                                Accumulated
                                      Cost      Amortization       Net
                                     ______     ____________     _______

              Computer equipment     $1,940        $  786        $ 1,154
                                     ======        ======        =======

W.S. Industries, Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2006 and 2006
(Stated in US Dollars) - Page 4


NOTE 4        CAPITAL STOCK

              On May 31, 2004, the Company forward split its common stock on the basis of 20.3 new for 1 old. The number of shares issued and outstanding, par value and additional paid-in capital has been restated to give retroactive effect to the forward split of its common stock.

              The Company filed a Form SB-2 registration statement with the United States Securities and Exchange Commission and received $200,000 for the offering of 1,000,000 common shares at $0.20 per share. The Form SB-2 also included an offering, by selling shareholders of the Company, of 2,081,000 common shares at $0.20 per share. The Company received none of the proceeds of this portion of the offering.

NOTE 5        RELATED PARTY TRANSACTIONS - NOTE 9

              The Company issued 20,007,680 shares to the director of the Company for expenses and loan proceeds as follows:

                                                                              April 5, 2004
                                                                                (Date of
                                                                              Inception) to
                                                                               August 31,
                                                      2006         2005           2006
                                                    ________      _______     _____________

             Courier and postage                    $      -      $     -         $ 177
             Registration and filing fees                  -            -           659
             Loan proceeds                                 -            -           150
                                                    ________      _______         _____
                                                    $      -      $     -         $ 986
                                                    ========      =======         =====

NOTE 6        DEFERRED TAX ASSETS

              The significant components of the Company's deferred tax assets are as follows:

                                                      2006         2005
                                                    ________      _______
             Deferred Tax Assets
                 Non-capital loss carryforwards     $ 20,529      $ 6,446
                 Valuation allowance                 (20,529)      (6,446)
                                                    ________      _______
                                                    $      -      $     -
                                                    ========      =======


              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is more likely-than-not to be realized from future operations. The Company has provided an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

W.S. Industries, Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2006 and 2006
(Stated in US Dollars) - Page 5


NOTE 7        INCOME TAXES

              No provision for income taxes has been provided in these financial statements due to the net loss. At August 31, 2006, the Company has net operating loss carryforwards, which expire commencing in 2024 totalling approximately $94,939 (2005: $42,976), the benefit of which has not been recorded in the financial statements.

NOTE 8        ECONOMIC DEPENDENCE

              During the years ended August 31, 2006 and 2005 one customer accounted for 100% of the Company's sales.

NOTE 9        NON-CASH TRANSACTION

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the year ended August 31, 2006, the Company reacquired 2,000,000 common shares from a director of the Company for $2,000 pursuant to a promissory note, which was paid prior to August 31, 2006. The fair value of this transaction was recorded at $0.20 per share and consequently the Company has received a capital contribution of $398,000.

              This transaction has been excluded from the statements of cash flows.

NOTE 10       FINANCIAL INSTRUMENTS

              Credit Risk

              The Company provides credit to its clients in the normal course of operations. It carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent losses. For other debts, the Company estimates, on a continuing basis, the probable losses and provides a provision for losses based on the estimated realizable value.

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