Form 10QSB
period 2006-11-30
W. S. Industries, Inc.
filed 2007-01-22
CIK 1310497

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED NOVEMBER 30, 2006

                       COMMISSION FILE NUMBER: 333-121044

                             W. S. INDUSTRIES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Nevada                                98-0439650
-----------------------               ------------------------------------
(State of organization)               (I.R.S. Employer Identification No.)

                                 2275 West 23rd
                             Vancouver, BC V6L 1N3
                    ----------------------------------------
                    (Address of principal executive offices)

                                Tel: 604-420-4808
                -------------------------------------------------
                Registrants telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]


Securities registered under Section 12(g) of the Exchange Act:

There are 21,088,680 shares of common stock outstanding as of November 30, 2006.

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION

ITEM  1       FINANCIAL STATEMENTS                                 3

ITEM  2       MANAGEMENT'S DISCUSSION OF OPERATIONS AND
              FINANCIAL CONDITION                                  10

PART II       OTHER INFORMATION                                    13

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K                     13

ITEM 7        SIGNATURES                                           13

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                November 30, 2006

                                   (Unaudited)

                             (STATED IN US DOLLARS)


                             SEE ACCOMPANYING NOTES
                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                      November 30, 2006 and August 31, 2006
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                                                   November 30,        August 31,
                                                     ASSETS                            2006               2006
                                                     ------                            ----               ----

Current
    Cash and cash equivalents                                                    $       120,280    $       122,004
    Accounts receivable                                                                    8,585             10,388
                                                                                 ---------------    ---------------

                                                                                         128,865            132,392
Investment - Note 2                                                                       23,143             23,889
Equipment                                                                                    747                808
                                                                                 ---------------    ---------------

                                                                                 $       152,755    $       157,089
                                                                                 ===============    ===============

                                                   LIABILITIES

Current
    Accounts payable and accrued liabilities                                     $        14,704    $        10,395
                                                                                 ---------------    ---------------

                                                STOCKHOLDERS' EQUITY

Capital stock - Notes 3 and 4
    Common stock, $0.001 par value
            25,000,000  authorized
            21,088,680  issued and outstanding (August 31, 2006:
                        21,088,680)                                                       21,089             21,089
Additional paid-in capital                                                               214,097            214,097
Deficit accumulated during the development stage                                        (102,836)           (94,939)
Cumulative effect of foreign currency translation adjustment                               5,701              6,447
                                                                                 ---------------    ---------------

                                                                                         138,051            146,694
                                                                                 ---------------    ---------------

                                                                                 $       152,755    $       157,089
                                                                                 ===============    ===============
                                              SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                     for the three months ended November 30,
                 2006 and 2005 and for the period from April 5,
                  2004 (Date of Inception) to November 30, 2006
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                                                                   April 5, 2004
                                                                                                     (Date of
                                                                    Three months ended             Inception) to
                                                                       November 30,                November 30,
                                                                  2006               2005              2006
                                                                  ----               ----              ----

Revenue
   Storage rental fee                                      $          1,800   $          1,795   $         17,285
                                                           ----------------   ----------------   ----------------

Expenses:
    Amortization                                                         61                 86              1,193
    Accounting and audit fees                                         7,153              4,839             45,837
    Bank charges and interest                                            69                 87                950
    Consulting fees                                                       -                  -              8,240
    Courier and postage - Note 4                                          -                  -                177
    Entertainment                                                         -                  -              1,952
    Legal                                                                 -                  -                822
    Office and miscellaneous                                            265                869              8,256
    Registration and filing fees - Note 4                               379                536              7,652
    Rent                                                              1,556              3,150             13,120
    Research and marketing                                                -                  -              7,500
    Telephone                                                             -                  -              1,107
    Travel                                                                -                  -              5,397
    Wages                                                                 -                435              6,139
                                                           ----------------   ----------------   ----------------

                                                                      9,483             10,002            108,342
                                                           ----------------   ----------------   ----------------

Loss for the period before other items                               (7,683)            (8,207)           (91,057)
    Interest income (loss)                                             (182)                32              4,327
    Foreign exchange loss                                               (32)            (1,174)            (6,106)
    Impairment of investment                                              -                  -            (10,000)
                                                           ----------------   ----------------   ----------------

Net loss for the period                                              (7,897)            (9,349)          (102,836)

Foreign currency translation adjustment                                (746)             1,174              5,701
                                                           ----------------   ----------------   ----------------

Comprehensive loss for the period                          $         (8,643)  $         (8,175)  $        (97,135)
                                                           ================   ================   ================

Basic loss per share                                       $          (0.00)  $          (0.00)
                                                           ================   ================

Weighted average number of shares outstanding                    21,088,680         21,044,724
                                                           ================   ================

                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                     for the three months ended November 30,
                 2006 and 2005 and for the period from April 5,
                  2004 (Date of Inception) to November 30, 2006
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                                                                   April 5, 2004
                                                                                                     (Date of
                                                                     Three months ended            Inception) to
                                                                        November 30,               November 30,
                                                                   2006              2005              2006
                                                                   ----              ----              ----

Cash Flows used in Operating Activities
    Net loss for the period                                  $        (7,897)  $        (9,349)  $       (102,836)
    Items not affecting cash:
      Amortization                                                        61                86              1,193
      Impairment of investment                                             -                 -             10,000
    Changes in non-cash working capital balances:
      Accounts receivable                                              1,803              (295)            (8,585)
      Accounts payable and accrued liabilities                         4,309            (1,168)            14,704
                                                             ---------------   ---------------   ----------------

Net cash used in operating activities                                 (1,724)          (10,726)           (85,524)
                                                             ---------------   ---------------   ----------------

Cash Flows from Financing Activities
    Common stock issued                                                    -           200,000            237,186
    Common stock repurchases                                               -                 -             (2,000)
                                                             ---------------   ---------------   ----------------

Net cash from financing activities                                         -           200,000            235,186
                                                             ---------------   ---------------   ----------------

Cash Flows used in Investing Activities
    Acquisition of equipment                                               -                 -             (1,940)
    Acquisition of investments                                             -                 -            (33,889)
                                                             ---------------   ---------------   ----------------

Net cash used in investing activities                                      -                 -            (35,829)
                                                             ---------------   ---------------   ----------------

Effect of exchange rate changes on cash                                    -             1,174              6,447
                                                             ---------------   ---------------   ----------------

Net increase (decrease) in cash during the year                       (1,724)          190,448            120,280

Cash, beginning of the period                                        122,004             4,263                  -
                                                             ---------------   ---------------   ----------------

Cash, end of the period                                      $       120,280   $       194,711   $        120,280
                                                             ===============   ===============   ================

Non-cash Transactions - Note 5


                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                   EQUITY (DEFICIENCY) for the period April 5,
                  2004 (Date of Inception) to November 30, 2006
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                                                                     Cumulative
                                                                                      Deficit         Effect of
                                                                                    Accumulated        Foreign
                                             (Note 4)               Additional       During the       Currency
                                           Common Shares              Paid-in       Development      Translation
                                  --------------------------------
                                      NUMBER         PAR VALUE        CAPITAL          STAGE         ADJUSTMENT         TOTAL
                                      ------         ---------        -------          -----         ----------         -----

Issued for cash:
   Private placement agreements
                 - at $0.000049      20,007,680   $       20,008  $     (19,022)  $            -   $           -   $         986
                 - at $0.01           2,000,000            2,000         18,000                -               -          20,000
                 - at $0.20              81,000               81         16,119                -               -          16,200
Foreign currency translation
 adjustment                                   -                -              -                -             380             380
Net loss for the period                       -                -              -          (11,573)              -         (11,573)
                                  -------------   --------------  -------------   --------------   -------------   -------------

Balance, August 31, 2004             22,088,680           22,089         15,097          (11,573)            380          25,993
Foreign currency translation
 adjustment                                   -                -              -                -           1,279           1,279
Net loss for the year                         -                -              -          (32,276)              -         (32,276)
                                  -------------   --------------  -------------   --------------   -------------   -------------

Balance, August 31, 2005             22,088,680           22,089         15,097          (43,849)          1,659          (5,004)
Issued for cash:
   Private placement agreements
                 - at $0.20           1,000,000            1,000        199,000                -               -         200,000
Shares repurchased
                 - at $0.20          (2,000,000)          (2,000)      (398,000)               -               -        (400,000)
Capital contribution                          -                -        398,000                -               -         398,000
Foreign currency translation
 adjustment                                   -                -              -                -           4,788           4,788
Net loss for the year                         -                -              -          (51,090)              -         (51,090)
                                  -------------   --------------  -------------   --------------   -------------   -------------

Balance, August 31, 2006             21,088,680           21,089        214,097          (94,939)          6,447         146,694
Foreign current translation
 adjustment                                   -                -              -                -            (746)           (746)
Net loss for the period                       -                -              -           (7,897)              -          (7,897)
                                  -------------   --------------  -------------   --------------   -------------   -------------

Balance, November 30, 2006           21,088,680   $       21,089  $     214,097   $     (102,836)  $       5,701   $     138,051
                                  =============   ==============  =============   ==============   =============   =============

                             SEE ACCOMPANYING NOTES


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                November 30, 2006
                                   (Unaudited)
                             (STATED IN US DOLLARS)


Note 1        INTERIM REPORTING

              While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's August 31, 2006 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's August 31, 2006 annual financial statements.

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

W.S. Industries, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
November 30, 2006
Unaudited)
(STATED IN US DOLLARS)- Page 2



Note 4        RELATED PARTY TRANSACTIONS - Note 5

              The Company issued 20,007,680 shares to the director of the Company for expenses and loan proceeds as follows:

                                                                                        April 5, 2004
                                                                                           (Date of
                                                          Three months ended            Inception) to
                                                             November 30,                November 30,
                                                        2006              2005               2006
                                                        ----              ----               ----

              Courier and postage                  $             -  $             -   $             177
              Registration and filing fees                       -                -                 659
              Loan proceeds                                      -                -                 150
                                                   ---------------  ---------------   -----------------

                                                   $             -  $             -   $             986
                                                   ===============  ===============   =================

Note 5        NON-CASH TRANSACTIONS

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

              During the period April 5, 2004 (Date of Inception) to November 30, 2006:

              - the Company issued 20,007,680 common shares to a director of the Company to settle $986 due to a related party;

              - the Company reacquired 2,000,000 common shares from a director of the Company for $2,000 pursuant to a promissory note, which was paid prior to August 31, 2006. The fair value of this transaction was recorded at $0.20 per share and consequently the Company has received a capital contribution of $398,000.

              These transactions have been excluded from the statements of cash flows.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward-looking statements and information relating to us that is based on beliefs of management as well as assumptions made by, and information currently available to management. These statements may be identified by the use of terminology such as "BELIEVES," "PLANS", EXPECTS," "MAY," "SHOULD" or "ANTICIPATES", or expressing this terminology negatively or similar expressions or by discussions of strategy. These statements reflect our current view respecting future events and are subject to risks, uncertainties and assumptions, including the risks and uncertainties noted throughout the document. Although we have attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward looking statements not to come true as anticipated, believed, projected, expected or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected or intended.

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

EFFECT OF INFLATION AND FOREIGN CURRENCY EXCHANGE

We have not realized a reduction in the price of our services as a result of domestic inflation. Nor have we experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with our foreign customers. All sales transactions to date have been denominated in U.S. Dollars. However, we pay our lease for storage space in Canadian dollars. The current exchange rate is US$1.00 = CDN$1.1415 at November 30, 2006.

GOING CONCERN OPINION

We are a development stage corporation and commenced business operations APRIL 5, 2004. We have fully leased our existing storage facility. We have generated revenues of $17,285 from our business operation from APRIL 5, 2004 (date of incorporation) to NOVEMBER 30, 2006.

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

PLAN OF OPERATIONS

We are a development  stage company with limited  operations  and revenues.  Our management has made $985.60 of capital contributions to our business. The Company has raised the total of $236,200 through Private Placements. Management's capital contributions may be accomplished through interest-bearing promissory notes between OUR COMPANY and management. We have not determined the amount of funds that will be necessary for management to contribute or if there is any need for management to contribute any funds at all. Nor is there any assurance our management will have funds available to loan us as and when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties and there is no assurance we will be able to do so.

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

At the end of the three-month period ended NOVEMBER 30, 2006, THE COMPANY had cash available in the amount of $120,280 and $8,585 in accounts receivables. For the three-month period ended NOVEMBER 30, 2006 we had a net loss of $7,897. THE COMPANY has raised net US$200,000. This funding is for one million shares at a per share price of $.20US. THE COMPANY does not intend to pay any commissions for funds raised.

To the extent that additional capital is raised through the sale of equity the issuance of the securities will result in dilution to our shareholders. Until such time as our WEBSITE and wine storage and cellaring facilities are expanded, we do not expect to have any significant revenues from our operations. We anticipate that if our WEBSITE and our wine storage and cellaring facilities are expanded, of which there can be no assurance, we will generate revenues from wine storage. There is no assurance that we will be successful in marketing our wine storage services. We have no other proposed sources of revenue. Therefore, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

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

RESULTS OF OPERATIONS

FROM INCEPTION ON APRIL 5, 2004 TO NOVEMBER 30, 2006

During the period we incorporated THE COMPANY, hired the attorney, and hired the auditor all in respect to the preparation of the Registration Statement. We have prepared an internal business plan. We have acquired the domain name "yourwinewizard.com." Our loss since inception is ($102,836). We have only recently started our business operations and have one (1) customer for our services, which generated revenues of $17,285. The company has secured a new facility which is currently not being utilized.

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

As of NOVEMBER 30, 2006, we have only generated an accumulated total of $17,285 in revenues from our business operations.

As of NOVEMBER 30, 2006, our total assets were $152,755 and our total liabilities were $14,704. As of NOVEMBER 30, we had cash of $120,280.

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

Date:  January 19, 2007                W. S. INDUSTRIES, INC.

                                       /s/ JAMES F. DEMPSEY
                                       ---------------------------------
                                           James F. Dempsey
                                           President and Chief Executive Officer