Form 10QSB
period 2007-02-28
W. S. Industries, Inc.
filed 2007-04-12
CIK 1310497

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED FEBRUARY 28, 2007

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

                                Tel: 604-830-6499
                -------------------------------------------------
                Registrants telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]


Securities registered under Section 12(g) of the Exchange Act:

There are 21,088,680 shares of common stock outstanding as of February 28, 2007.

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

                          INTERIM FINANCIAL STATEMENTS

                                February 28, 2007

                                   (Unaudited)

                             (STATED IN US DOLLARS)



                             SEE ACCOMPANYING NOTES
                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                      February 28, 2007 and August 31, 2006
                                   (Unaudited)
                             (STATED IN US DOLLARS)




                                                                                   February 28,        August 31,
                                                     ASSETS                            2007               2006
                                                     ------                            ----               ----

Current
    Cash and cash equivalents                                                    $       100,195    $       122,004
    Accounts receivable                                                                    8,585             10,388
                                                                                 ---------------    ---------------

                                                                                         108,780            132,392

Investment - Note 2                                                                       22,596             23,889
Equipment                                                                                    687                808
                                                                                 ---------------    ---------------

                                                                                 $       132,063    $       157,089
                                                                                 ===============    ===============

                                                   LIABILITIES

Current
    Accounts payable and accrued liabilities                                     $         7,262    $        10,395
                                                                                 ---------------    ---------------

                                                STOCKHOLDERS' EQUITY

Capital stock - Notes 3
    Common stock, $0.001 par value
            25,000,000  authorized
            21,088,680  issued and outstanding (August 31, 2006:
                        21,088,680)                                                       21,089             21,089
Additional paid-in capital                                                               214,097            214,097
Deficit accumulated during the development stage                                        (116,688)           (94,939)
Cumulative effect of foreign currency translation adjustment                               6,303              6,447
                                                                                 ---------------    ---------------

                                                                                         124,801            146,694
                                                                                 ---------------    ---------------

                                                                                 $       132,063    $       157,089
                                                                                 ===============    ===============
                                              SEE ACCOMPANYING NOTES




                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
        for the three and six months ended February 28, 2007 and 2006 and for the period from April 5, 2004 (Date of Inception) to February 28, 2007
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                                                                                     April 5, 2004
                                                                                                                       (Date of
                                                        Three months ended               Six months ended            Inception) to
                                                           February 28,                      February 28,             February 28,
                                                    2007               2006             2007               2006           2007
                                                    ----               ----             ----               ----           ----

Revenue
   Storage rental fee                          $            -   $        1,795    $        1,800   $        3,570   $     17,285
                                               --------------   --------------    --------------   --------------   ------------

Expenses:
    Amortization                                           60               87               121              173          1,253
    Accounting and audit fees                           3,759            2,432            10,912            7,271         49,596
    Bank charges and interest                              53               62               122              149          1,003
    Consulting fees                                         -            1,000                 -            1,000          8,240
    Courier and postage - Note 4                            -                -                 -                -            177
    Entertainment                                           -              944                 -              944          1,952
    Legal                                               5,308              257             5,308            1,126          6,130
    Office and miscellaneous                              125            2,240               390            2,240          8,381
    Registration and filing fees - Note 4               1,931            1,421             2,310            1,957          9,583
    Rent                                                  619            1,343             2,175            4,493         13,739
    Research and marketing                                  -                -                 -                -          7,500
    Telephone                                              36                -                36                -          1,143
    Travel                                                672                -               672                -          6,069
    Wages                                                   -            1,945                 -            2,380          6,139
                                               --------------   --------------    --------------   --------------   ------------

                                                       12,563           11,731            22,046           21,733        120,905
                                               --------------   --------------    --------------   --------------   ------------

Loss before other items                               (12,563)          (9,956)          (20,246)         (18,163)      (103,620)
    Interest income (loss)                                  -            1,428              (182)           1,460          4,327
    Foreign exchange loss                              (1,289)          (1,204)           (1,321)          (2,378)        (7,395)
    Impairment of investment                                -                -                 -                -        (10,000)
                                               --------------   --------------    --------------   --------------   ------------

Net loss for the period                               (13,852)         (9,732)           (21,749)         (19,081)      (116,688)

Other comprehensive income(loss)
Foreign currency translation adjustment                   602           1,762               (144)           2,936          6,303
                                               --------------   --------------    --------------   --------------   ------------

Comprehensive loss for the period              $      (13,250)  $      (7,970)   $      (21,893)  $      (16,145)  $   (110,385)
                                               ==============   ==============    ==============   ==============   ============

Basic loss per share                           $        (0.00)  $        (0.00)   $        (0.00)  $        (0.00)
                                               ==============   ==============    ==============   ==============

Weighted average number of shares outstanding      21,088,680       21,088,680        21,088,680       21,066,581
                                               ==============   ==============    ==============   ==============

                             SEE ACCOMPANYING NOTES




                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
             for the six months ended February 28, 2007 and 2006 and
   for the period from April 5, 2004 (Date of Inception) to February 28, 2007
                                   (Unaudited)
                             (STATED IN US DOLLARS)



                                                                                                   April 5, 2004
                                                                                                     (Date of
                                                                     Six months ended            Inception) to
                                                                        February 28,               February 28,
                                                                   2007              2006              2007
                                                                   ----              ----              ----

Cash Flows used in Operating Activities
    Net loss for the period                                  $       (21,749)  $       (19,081)  $       (116,688)
    Items not affecting cash:
      Amortization                                                       121               173              1,253
      Impairment of investment                                             -                 -             10,000
    Changes in non-cash working capital balances:
      Accounts receivable                                              1,803            (3,470)            (8,585)
      Accounts payable and accrued liabilities                        (3,133)            2,175              7,262
                                                             ---------------   ---------------   ----------------

Net cash used in operating activities                                (22,958)          (20,203)          (106,758)
                                                             ---------------   ---------------   ----------------

Cash Flows from Financing Activities
    Common stock issued                                                    -           200,000            237,186
    Common stock repurchases                                               -                 -             (2,000)
                                                             ---------------   ---------------   ----------------

Net cash from financing activities                                         -           200,000            235,186
                                                             ---------------   ---------------   ----------------

Cash Flows used in Investing Activities
    Acquisition of equipment                                               -                 -             (1,940)
    Acquisition of investments                                             -                 -            (33,889)
                                                             ---------------   ---------------   ----------------

Net cash used in investing activities                                      -                 -            (35,829)
                                                             ---------------   ---------------   ----------------

Effect of exchange rate changes on cash                                1,149             2,936              7,596
                                                             ---------------   ---------------   ----------------

Net increase (decrease) in cash during the year                      (21,809)          182,733            100,195

Cash, beginning of the period                                        122,004             4,263                  -
                                                             ---------------   ---------------   ----------------

Cash, end of the period                                      $       100,195   $       186,996   $        100,195
                                                             ===============   ===============   ================

Cash and cash equivalents are comprised of:
     Cash                                                    $       100,195   $         1,996   $        100,195
     Term deposits                                                         -           185,000                  -
                                                             ---------------   ---------------   ----------------
                                                             $       100,195   $       186,996   $        100,195
                                                             ===============   ===============   ================
Non-cash Transactions - Note 5


                             SEE ACCOMPANYING NOTES




                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                       INTERIM STATEMENTS OF STOCKHOLDERS'
                   EQUITY (DEFICIENCY) for the period April 5,
                  2004 (Date of Inception) to February 28, 2007
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                                                                       Cumulative
                                                                                        Deficit         Effect of
                                                                                      Accumulated        Foreign
                                               (Note 4)               Additional       During the       Currency
                                             Common Shares              Paid-in       Development      Translation
                                    --------------------------------
                                        NUMBER         PAR VALUE        CAPITAL          STAGE         ADJUSTMENT         TOTAL
                                        ------         ---------        -------          -----         ----------         -----

Issued for cash:
   Private placement agreements
                 - at $0.000049        20,007,680   $       20,008  $     (19,022)  $            -   $           -   $         986
                 - at $0.01             2,000,000            2,000         18,000                -               -          20,000
                 - at $0.20                81,000               81         16,119                -               -          16,200
Foreign currency translation
 adjustment                                     -                -              -                -             380             380
Net loss for the period                         -                -              -          (11,573)              -         (11,573)
                                    -------------   --------------  -------------   --------------   -------------   -------------

Balance, August 31, 2004               22,088,680           22,089         15,097          (11,573)            380          25,993
Foreign currency translation
 adjustment                                     -                -              -                -           1,279           1,279
Net loss for the year                           -                -              -          (32,276)              -         (32,276)
                                    -------------   --------------  -------------   --------------   -------------   -------------

Balance, August 31, 2005               22,088,680           22,089         15,097          (43,849)          1,659          (5,004)
Issued for cash:
   Private placement agreements
                 - at $0.20             1,000,000            1,000        199,000                -               -         200,000
Shares repurchased
                 - at $0.20            (2,000,000)          (2,000)      (398,000)               -               -        (400,000)
Capital contribution                            -                -        398,000                -               -         398,000
Foreign currency translation
 adjustment                                     -                -              -                -           4,788           4,788
Net loss for the year                           -                -              -          (51,090)              -         (51,090)
                                    -------------   --------------  -------------   --------------   -------------   -------------

Balance, August 31, 2006               21,088,680           21,089        214,097          (94,939)          6,447         146,694
Foreign current translation
 adjustment                                     -                -              -                -            (144)           (144)
Net loss for the period                         -                -              -          (21,749)              -         (21,749)
                                    -------------   --------------  -------------   --------------   -------------   -------------

Balance, February 28, 2007             21,088,680   $       21,089  $     214,097   $     (116,688)  $       6,303   $     124,801
                                    =============   ==============  =============   ==============   =============   =============



                             SEE ACCOMPANYING NOTES

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                February 28, 2007
                                   (Unaudited)
                             (STATED IN US DOLLARS)


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

              Operating results for the six months ended February 28, 2007 are not necessarily indicative of the results that can be expected for the year ending August 31, 2007.

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

Note 4        RELATED PARTY TRANSACTIONS - Note 5

              The Company issued 20,007,680 shares to the director of the Company for expenses and loan proceeds as follows:

                                                                                                 April 5, 2004
                                                                                                   (Date of
                                                Three months ended        Six months ended       Inception) to
                                                   February 28,             February 28,         February 28,
                                                2007         2006         2007        2006           2007
                                                ----         ----         ----        ----           ----

            Courier and postage              $        -   $        -   $        -  $        -   $           177
            Registration and filing fees              -            -            -           -               659
            Loan proceeds                             -            -            -           -               150
                                             ----------   ----------   ----------  ----------   ---------------

                                             $        -   $        -   $        -  $        -   $           986
                                             ==========   ==========   ==========  ==========   ===============

Note 5        NON-CASH TRANSACTIONS

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

              During the period April 5, 2004 (Date of Inception) to February 28, 2007:

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

EFFECT OF INFLATION AND FOREIGN CURRENCY EXCHANGE

We have not realized a reduction in the price of our services as a result of domestic inflation. Nor have we experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with our foreign customers. All sales transactions to date have been denominated in U.S. Dollars. However, we pay our lease for storage space in Canadian dollars. The current exchange rate is US$1.00 = CDN$1.1700 at February 28, 2007.

GOING CONCERN OPINION

We are a development stage corporation and commenced business operations APRIL 5, 2004. We have generated revenues of $17,285 from our business operation from APRIL 5, 2004 (date of incorporation) to February 28, 2007.

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

PLAN OF OPERATIONS

We are a development  stage company with limited  operations  and revenues.  Our management has made $985.60 of capital contributions to our business. The Company has raised the total of $235,186 through Private Placements. Management's capital contributions may be accomplished through interest-bearing promissory notes between OUR COMPANY and management. We have not determined the amount of funds that will be necessary for management to contribute or if there is any need for management to contribute any funds at all. Nor is there any assurance our management will have funds available to loan us as and when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties and there is no assurance we will be able to do so.

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

At the end of the three-month period ended FEBRUARY 28, 2007, THE COMPANY had cash available in the amount of $100,195 and $8,585 in accounts receivables. For the three-month period ended February 28, 2007 we had a net loss of $13,852. THE COMPANY has raised net US$200,000. This funding is for one million shares at a per share price of $.20US. THE COMPANY does not intend to pay any commissions for funds raised.

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

RESULTS OF OPERATIONS

FROM INCEPTION ON APRIL 5, 2004 TO FEBRUARY 28, 2007

During the period we incorporated THE COMPANY, hired the attorney, and hired the auditor all in respect to the preparation of the Registration Statement. We have prepared an internal business plan. We have acquired the domain name "yourwinewizard.com." Our loss since inception is $116,688. We have only recently started our business operations and had one (1) customer for our services, which generated revenues of $17,285. The company has secured a new facility which is currently not being utilized.

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

As of FEBRUARY 28, 2007, we have only generated an accumulated total of $17,285 in revenues from our business operations.

As of FEBRUARY 28, 2007, our total assets were $132,063 and our total liabilities were $7,262. As of February 28, we had cash of $100,195.

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

Date:  April 11, 2007             W. S. INDUSTRIES, INC.

                                           /s/ JAMES F. DEMPSEY
                                           -----------------------
                                           James F. Dempsey
                                           President and Chief Executive Officer