Form 10QSB
period 2007-05-31
W. S. Industries, Inc.
filed 2007-07-16
CIK 1310497

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 2007

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

There are 21,088,680 shares of common stock outstanding as of MAY 31, 2007.

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

                          INTERIM FINANCIAL STATEMENTS

                                  May 31, 2007

                                   (Unaudited)

                             (STATED IN US DOLLARS)


                                                                                          May 31,           August 31,
                                                                                           2007                2006
                                                      ASSETS                             $                   $
Current
        Cash and cash equivalents                                                          93,502             122,004
        Accounts receivable                                                                 8,085              10,388
                                                                                         --------            --------
                                                                                          101,587             132,392
Investment - Note 2                                                                        22,596              23,889
Equipment                                                                                     626                 808
                                                                                         --------            --------

                                                                                          124,809             157,089
                                                                                         ========            ========

                                                       LIABILITIES
Current
        Accounts payable and accrued liabilities                                            7,462              10,395
                                                                                         --------            --------

                                                     STOCKHOLDERS' EQUITY
Capital Stock - Notes 3 and 4
        Common Stock, $0.001 par value
        25,000,000 authorized
        21,088,680 issued and outstanding (August 31, 2006: 21,088,680)                    21,089              21,089
Additional paid-in capital                                                                214,097             214,097
Deficit accumulated during the development stage                                         (124,466)            (94,939)
Cumulative effect of foreign currency translation adjustment                                6,627               6,447
                                                                                         --------            --------
                                                                                          117,347             146,694
                                                                                         --------            --------

                                                                                          124,809             157,089
                                                                                         ========            ========

                             SEE ACCOMPANYING NOTES


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                        May 31, 2007 and August 31, 2006
                                   (Unaudited)
                             (STATED IN US DOLLARS)

                                                                                                               April 5, 2004
                                                                                                                (Date of
                                                    Three months ended                   Nine months ended     Inception) to
                                                          May 31,                             May 31,             May 31,
                                                  2007             2006              2007           2006          2007
                                                    $               $                 $              $             $
Revenue
        Storage rental fee                                 -          1,815             1,800           5,385         17,285
                                                  -----------    -----------       -----------     -----------      ---------
Expenses
        Accounting and audit fees                      4,072          6,525            14,984          13,796         53,668
        Amortization                                      61             87               182             260          1,314
        Bank charges and interest                         64             89               186             238          1,067
        Consulting fees                                    -              -                 -           1,000          8,240
        Courier and postage - Note 4                       -              -                 -               -            177
        Entertainment                                      -              -                 -               -          1,952
        Legal                                          1,586              -             6,894             944          7,716
        Office and miscellaneous                           -            931               390           4,297          8,381
        Registration and filing fees - Note 4            790            876             3,100           2,833         10,373
        Rent                                             632          1,432             2,807           5,925         14,371
        Research and marketing                             -              -                 -               -          7,500
        Telephone                                        181              -               217               -          1,324
        Travel                                             -              -               672               -          6,069
        Wages                                              -          2,761                 -           5,141          6,139
                                                  -----------    -----------       -----------     -----------      ---------
                                                       7,386         12,701            29,432          34,434        128,291
                                                  -----------    -----------       -----------     -----------      ---------

Loss before other items                               (7,386)       (10,886)          (27,632)        (29,049)      (111,006)
        Interest income                                    -            924              (182)          2,384          4,327
        Foreign exchange gain (loss)                    (392)           889            (1,713)         (1,489)        (7,787)
        Impairment of investment                           -              -                 -               -        (10,000)
                                                  -----------    -----------       -----------     -----------      ---------

Net loss for the period                               (7,778)        (9,073)          (29,527)        (28,154)      (124,466)
Foreign currency translation adjustment                  324            859               180           3,795          6,627
                                                  -----------    -----------       -----------     -----------      ---------

Comprehensive loss for the period                     (7,454)        (8,214)          (29,347)        (24,359)      (117,839)
                                                  ===========    ===========       ===========     ===========      =========

Basic loss per share                                   (0.00)         (0.00)            (0.00)          (0.00)
                                                  ===========    ===========       ===========     ===========

Weighted average number of shares outstanding     21,088,680     21,088,680        21,088,680      21,074,028
                                                  ===========    ===========       ===========     ===========



                             SEE ACCOMPANYING NOTES


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                   for the three and nine months ended May 31,
                 2007 and 2006 and for the period from April 5,
                    2004 (Date of Inception) to May 31, 2007
                                   (Unaudited)
                             (STATED IN US DOLLARS)
                                                                                                                   April 5, 2004
                                                                                                                      (Date of
                                                                                  Nine months ended                Inception) to
                                                                                      May 31,                         May 31,
                                                                              2007                2006                 2007
                                                                                $                   $                    $
Cash Flows used in Operating Activities
        Net loss for the period                                                  (29,527)            (28,154)            (124,466)
        Items not affecting cash:
        Amortization                                                                 182                 260                1,314
        Impairment of investment                                                       -                   -               10,000
        Changes in non-cash working capital balances:
        Accounts receivable                                                        2,303              (5,474)              (8,085)
        Accounts payable and accrued liabilities                                  (2,933)             (5,648)               7,462
        Note payable                                                                   -              (2,000)                   -
                                                                               ----------         -----------          -----------
Net cash used in operating activities                                            (29,975)            (41,016)            (113,775)
                                                                               ----------         -----------          -----------

Cash Flows from Financing Activities
        Common stock issued                                                            -             200,000              237,186
        Common stock repurchased                                                       -                   -               (2,000)
                                                                               ----------         -----------          -----------
Net cash from financing activities                                                     -             200,000              235,186
                                                                               ----------         -----------          -----------

Cash Flows used in Investing Activities
        Acquisition of equipment                                                       -                   -               (1,940)
        Acquisition of investments                                                     -             (34,046)             (33,889)
                                                                               ----------         -----------          -----------
Net cash used in investing activities                                                  -             (34,046)             (35,829)
                                                                               ----------         -----------          -----------

Effect of exchange rate changes on cash                                            1,473               3,795                7,920
                                                                               ----------         -----------          -----------

Net increase (decrease) in cash during the period                                (28,502)            128,733               93,502

Cash, beginning of period                                                        122,004               4,263                    -
                                                                               ----------         -----------          -----------

Cash, end of period                                                               93,502             132,996               93,502
                                                                               ==========         ===========          ===========
Cash and cash equivalents are comprised of:
        Cash                                                                      93,502               7,996               93,502
        Term deposits                                                                  -             125,000                    -
                                                                               ----------         -----------          -----------
                                                                                  93,502             132,996               93,502
Non-cash Transactions - Note 5                                                 ==========         ===========          ===========




                             SEE ACCOMPANYING NOTES

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                     for the nine months ended May 31, 2007
                 and 2006 and for the period from April 5, 2004
                       (Date of Inception) to May 31, 2007
                                   (Unaudited)
                             (STATED IN US DOLLARS)



                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
             INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        for the period April 5, 2004 (Date of Inception) to May 31, 2007
                                   (Unaudited)
                             (STATED IN US DOLLARS)



                                                                                                     Cumulative
                                                                                      Deficit         Effect of
                                             (Note 4)                               Accumulated        Foreign
                                           Common Shares            Additional       During the       Currency
                                   -------------------------------    Paid-in       Development      Translation
                                      Number         Par Value        Capital          Stage         Adjustment         Total
                                      ------         ---------        -------          -----         ----------         -----

Issued for cash:
   Private placement agreements
                 - at $0.000049      20,007,680   $       20,008  $     (19,022)  $            -   $           -   $         986
                 - at $0.01           2,000,000            2,000         18,000                -               -          20,000
                 - at $0.20              81,000               81         16,119                -               -          16,200
Foreign currency translation
 adjustment                                   -                -              -                -             380             380
Net loss for the period                       -                -              -          (11,573)              -         (11,573)
                                   ------------   --------------  -------------   --------------   -------------   -------------

Balance, August 31, 2004             22,088,680           22,089         15,097          (11,573)            380          25,993
Foreign currency translation
 adjustment                                   -                -              -                -           1,279           1,279
Net loss for the year                         -                -              -          (32,276)              -         (32,276)
                                   ------------   --------------  -------------   --------------   -------------   -------------

Balance, August 31, 2005             22,088,680           22,089         15,097          (43,849)          1,659          (5,004)
Issued for cash:
   Private placement agreements
                 - at $0.20           1,000,000            1,000        199,000                -               -         200,000
Shares repurchased
                 - at $0.20          (2,000,000)          (2,000)      (398,000)               -               -        (400,000)
Capital contribution                          -                -        398,000                -               -         398,000
Foreign currency translation
 adjustment                                   -                -              -                -           4,788           4,788
Net loss for the year                         -                -              -          (51,090)              -         (51,090)
                                   ------------   --------------  -------------   --------------   -------------   -------------

Balance, August 31, 2006             21,088,680           21,089        214,097          (94,939)          6,447         146,694
Foreign current translation
 adjustment                                   -                -              -                -             180             180
Net loss for the period                       -                -              -          (29,527)              -         (29,527)
                                   ------------   --------------  -------------   --------------   -------------   -------------

Balance, May 31, 2007                21,088,680   $       21,089  $     214,097   $     (124,466)  $       6,627   $     117,347
                                   ============   ==============  =============   ==============   =============   =============


                             SEE ACCOMPANYING NOTES

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2007
                                   (Unaudited)
                             (STATED IN US DOLLARS)


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

              Operating results for the nine months ended May 31, 2007 are not necessarily indicative of the results that can be expected for the year ended august 31, 2007.

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

Note 4        RELATED PARTY TRANSACTIONS - Note 5

              The Company issued 20,007,680 shares to the director of the Company for expenses and loan proceeds as follows:


                                                                                                   April 5, 2004
                                                                                                      (Date of
                                                 Three months ended        Nine months ended       Inception) to
                                                      May 31,                   May 31,               May 31,
                                                 2007         2006         2007        2006             2007
                                                 ----         ----         ----        ----             ----

            Courier and postage               $        -   $        -   $        -  $        -   $             177
            Registration and filing fees               -            -            -           -                 659
            Loan proceeds                              -            -            -           -                 150
                                              --------------------------------------------------------------------

                                              $        -   $        -   $        -  $        -   $             986
                                              ===========  ===========  =======================  =================

Note 5        NON-CASH TRANSACTIONS

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

              During the period  April 5, 2004  (Date of  Inception)  to May 31,
              2007:

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

EFFECT OF INFLATION AND FOREIGN CURRENCY EXCHANGE

We have not realized a reduction in the price of our services as a result of domestic inflation. Nor have we experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with our foreign customers. All sales transactions to date have been denominated in U.S. Dollars. However, we pay our lease for storage space in Canadian dollars. The current exchange rate is US$1.00 = CDN$1.066 at May 31, 2007.

GOING CONCERN OPINION

We are a development stage corporation and commenced business operations APRIL 5, 2004. We have generated revenues of $17,285 from our business operation from APRIL 5, 2004 (date of incorporation) to May 31, 2007.

We included a going concern disclosure in our financial statements. We believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We currently have a WEBSITE for OUR COMPANY that is WWW.YOURWINEWIZARD.COM where customers can place orders for wine-related products. We must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in OUR COMPANY. We may raise cash to further develop our project.

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

We intend to use THE COMPANY's WEBSITE as a marketing and sales tool. It is intended to outline the features and the benefits of our wine storage services, as well as acting as an information resource. The information contained on our WEBSITE is intended to allow potential consumers to quickly begin the wine storage process for the storage of their wine inventory. Our website information has been updated to reflect our partnerships with new vendors. The Company is offering more services for our customers, they can now order wine-related products such as glassware, corkscrews, wine cabinets and wine racking for home cellars directly via our website.

We anticipate that most orders for our goods and services will occur through our WEBSITE and payment will be by secure online credit card or cybercash systems, that are under development. The Company has begun taking orders and to date has received orders in the amount of CAD$500.00. We can take orders online through our order form and are currently developing the ability to process online orders.

At the end of the three-month period ended May 31, 2007, THE COMPANY had cash available in the amount of $93,502 and $8,085 in accounts receivables. For the three-month period ended May 31, 2007 we had a net loss of $29,527.

To the extent that additional capital is raised through the sale of equity the issuance of the securities will result in dilution to our shareholders. Until such time as our WEBSITE and wine storage and cellaring facilities are expanded, we do not expect to have any significant revenues from our operations. We anticipate that if our WEBSITE and our wine storage and cellaring facilities are expanded, of which there can be no assurance, we will generate revenues from wine storage and retail sales of wine related products. There is no assurance that we will be successful in marketing our retail products or wine storage services. We have no other proposed sources of revenue. Therefore, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

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

To become profitable and competitive, we have to locate and negotiate agreements with wine collectors to allow us to store their wines on a fee basis. We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

RESULTS OF OPERATIONS

FROM INCEPTION ON APRIL 5, 2004 TO MAY 31, 2007

During the period we incorporated THE COMPANY, hired the attorney, and hired the auditor all in respect to the preparation of the Registration Statement. We have prepared an internal business plan. We have acquired the domain name "yourwinewizard.com." Our loss since inception is $124,466. We have only recently started our business operations and had one (1) customer for our services, which generated revenues of $17,285. The company has secured a new facility which is to be upgraded. While this facility is undergoing upgrades, the wine purchased by the Company is being cellared offsite in a secure location.

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

As of May 31, 2007, we have only generated an accumulated total of $17,285 in revenues from our business operations. As of May 31, 2007, our total assets were $124,809 and our total liabilities were $7,462. As of May 31, we had cash of $93,502.

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

Date:  July 13, 2007                       W. S. INDUSTRIES, INC.

                                           /s/ JAMES F. DEMPSEY
                                           -----------------------
                                           James F. Dempsey
                                           President and Chief Executive Officer