Form 10QSB/A
period 2007-02-28
W. S. Industries, Inc.
filed 2007-08-21
CIK 1310497

SECURITIES AND EXCHANGE COMMISSI1ON
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the quarterly period ended February 28, 2007.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                  For the transition period from ____ to ____.


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


                             2275 West 23rd Avenue.
                             Vancouver B.C. V6L 1N3
                    ________________________________________
                    (Address of principal executive offices)


                                Tel: 604-830-6499
                _________________________________________________
                Registrants telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The Registrant is a Shell company. Yes [ ] No [X]

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

PART I

ITEM 1. FINANCIAL STATEMENTS









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

                                February 28, 2007

                                   (Unaudited)

                             (STATED IN US DOLLARS)



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                      February 28, 2007 and August 31, 2006
                                   (Unaudited)
                             (STATED IN US DOLLARS)

                                                                           February 28,         August 31,
                                                                               2007                2006
                                                                           ____________         __________
                                     ASSETS
Current
    Cash and cash equivalents                                                $ 100,195          $ 122,004
    Accounts receivable                                                          8,585             10,388
                                                                             _________          _________

                                                                               108,780            132,392

Investment - Note 2                                                             22,596             23,889
Equipment                                                                          687                808
                                                                             _________          _________

                                                                             $ 132,063          $ 157,089
                                                                             =========          =========

                                   LIABILITIES

Current
    Accounts payable and accrued liabilities                                 $   7,262          $  10,395
                                                                             _________          _________

                              STOCKHOLDERS' EQUITY

Capital stock - Notes 3
    Common stock, $0.001 par value
            25,000,000  authorized
            21,088,680  issued and outstanding (August 31, 2006:
                        21,088,680)                                             21,089             21,089
Additional paid-in capital                                                     214,097            214,097
Deficit accumulated during the development stage                              (116,688)           (94,939)
Cumulative effect of foreign currency translation adjustment                     6,303              6,447
                                                                             _________          _________

                                                                               124,801            146,694
                                                                             _________          _________

                                                                             $ 132,063          $ 157,089
                                                                             =========          =========
                             SEE ACCOMPANYING NOTES



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

                                                                                                                     April 5, 2004
                                                                                                                       (Date of
                                                        Three months ended               Six months ended            Inception) to
                                                           February 28,                      February 28,             February 28,
                                                    2007               2006             2007               2006           2007
                                                  ___________      ___________       ___________      ___________    _____________

Revenue
   Storage rental fee                             $         -      $     1,795       $     1,800      $     3,570     $   17,285
                                                  ___________      ___________       ___________      ___________     __________

Expenses:
    Amortization                                           60               87               121              173          1,253
    Accounting and audit fees                           3,759            2,432            10,912            7,271         49,596
    Bank charges and interest                              53               62               122              149          1,003
    Consulting fees                                         -            1,000                 -            1,000          8,240
    Courier and postage - Note 4                            -                -                 -                -            177
    Entertainment                                           -              944                 -              944          1,952
    Legal                                               5,308              257             5,308            1,126          6,130
    Office and miscellaneous                              125            2,240               390            2,240          8,381
    Registration and filing fees - Note 4               1,931            1,421             2,310            1,957          9,583
    Rent                                                  619            1,343             2,175            4,493         13,739
    Research and marketing                                  -                -                 -                -          7,500
    Telephone                                              36                -                36                -          1,143
    Travel                                                672                -               672                -          6,069
    Wages                                                   -            1,945                 -            2,380          6,139
                                                  ___________      ___________       ___________      ___________     __________

                                                       12,563           11,731            22,046           21,733        120,905
                                                  ___________      ___________       ___________      ___________     __________

Loss before other items                               (12,563)          (9,956)          (20,246)         (18,163)      (103,620)
    Interest income (loss)                                  -            1,428              (182)           1,460          4,327
    Foreign exchange loss                              (1,289)          (1,204)           (1,321)          (2,378)        (7,395)
    Impairment of investment                                -                -                 -                -        (10,000)
                                                  ___________      ___________       ___________      ___________     __________

Net loss for the period                               (13,852)         (9,732)           (21,749)         (19,081)      (116,688)

Other comprehensive income(loss)
Foreign currency translation adjustment                   602           1,762               (144)           2,936          6,303
                                                  ___________      ___________       ___________      ___________     __________

Comprehensive loss for the period                 $   (13,250)     $    (7,970)      $   (21,893)     $   (16,145)    $ (110,385)
                                                  ===========      ===========       ===========      ===========     ==========

Basic loss per share                              $     (0.00)     $     (0.00)      $     (0.00)     $     (0.00)
                                                  ===========      ===========       ===========      ===========

Weighted average number of shares outstanding      21,088,680       21,088,680        21,088,680       21,066,581
                                                  ===========      ===========       ===========      ===========

                             SEE ACCOMPANYING NOTES


                                      -5-




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

                                                                                              April 5, 2004
                                                                                                 (Date of
                                                              Six months ended                Inception) to
                                                                 February 28,                  February 28,
                                                              2007              2006               2007
                                                            _________         _________         __________

Cash Flows used in Operating Activities
    Net loss for the period                                 $ (21,749)        $ (19,081)        $ (116,688)
    Items not affecting cash:
      Amortization                                                121               173              1,253
      Impairment of investment                                      -                 -             10,000
    Changes in non-cash working capital balances:
      Accounts receivable                                       1,803            (3,470)            (8,585)
      Accounts payable and accrued liabilities                 (3,133)            2,175              7,262
                                                            _________         _________         __________

Net cash used in operating activities                         (22,958)          (20,203)          (106,758)
                                                            _________         _________         __________

Cash Flows from Financing Activities
    Common stock issued                                             -           200,000            237,186
    Common stock repurchases                                        -                 -             (2,000)
                                                            _________         _________         __________

Net cash from financing activities                                  -           200,000            235,186
                                                            _________         _________         __________

Cash Flows used in Investing Activities
    Acquisition of equipment                                        -                 -             (1,940)
    Acquisition of investments                                      -                 -            (33,889)
                                                            _________         _________         __________

Net cash used in investing activities                               -                 -            (35,829)
                                                            _________         _________         __________

Effect of exchange rate changes on cash                         1,149             2,936              7,596
                                                            _________         _________         __________

Net increase (decrease) in cash during the year               (21,809)          182,733            100,195

Cash, beginning of the period                                 122,004             4,263                  -
                                                            _________         _________         __________

Cash, end of the period                                     $ 100,195         $ 186,996         $  100,195
                                                            =========         =========         ==========

Cash and cash equivalents are comprised of:
     Cash                                                   $ 100,195         $   1,996         $  100,195
     Term deposits                                                  -           185,000                  -
                                                            _________         _________         __________
                                                            $ 100,195         $ 186,996         $  100,195
                                                            =========         =========         ==========
Non-cash Transactions - Note 5


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

                                                                                                        Cumulative
                                                                                         Deficit         Effect of
                                               (Note 4)                                Accumulated        Foreign
                                             Common Shares             Additional       During the       Currency
                                       ___________________________      Paid-in        Development      Translation
                                        Number           Par Value      Capital           Stage         Adjustment         Total
                                       __________        _________     __________       __________      __________      __________

Issued for cash:
   Private placement agreements
                 - at $0.000049        20,007,680        $  20,008     $  (19,022)      $        -      $        -      $      986
                 - at $0.01             2,000,000            2,000         18,000                -               -          20,000
                 - at $0.20                81,000               81         16,119                -               -          16,200
Foreign currency translation
 adjustment                                     -                -              -                -             380             380
Net loss for the period                         -                -              -          (11,573)              -         (11,573)
                                       __________        _________     __________       __________      __________      __________

Balance, August 31, 2004               22,088,680           22,089         15,097          (11,573)            380          25,993
Foreign currency translation
 adjustment                                     -                -              -                -           1,279           1,279
Net loss for the year                           -                -              -          (32,276)              -         (32,276)
                                       __________        _________     __________       __________      __________      __________

Balance, August 31, 2005               22,088,680           22,089         15,097          (43,849)          1,659          (5,004)
Issued for cash:
   Private placement agreements
                 - at $0.20             1,000,000            1,000        199,000                -               -         200,000
Shares repurchased
                 - at $0.20            (2,000,000)          (2,000)      (398,000)               -               -        (400,000)
Capital contribution                            -                -        398,000                -               -         398,000
Foreign currency translation
 adjustment                                     -                -              -                -           4,788           4,788
Net loss for the year                           -                -              -          (51,090)              -         (51,090)
                                       __________        _________     __________       __________      __________      __________

Balance, August 31, 2006               21,088,680           21,089        214,097          (94,939)          6,447         146,694
Foreign current translation
 adjustment                                     -                -              -                -            (144)           (144)
Net loss for the period                         -                -              -          (21,749)              -         (21,749)
                                       __________        _________     __________       __________      __________      __________

Balance, February 28, 2007             21,088,680        $  21,089     $  214,097       $ (116,688)     $    6,303      $  124,801
                                       ==========        =========     ==========       ==========      ==========      ==========


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

Note 4   RELATED PARTY TRANSACTIONS - Note 5

         The Company issued 20,007,680 shares to the director of the Company for expenses and loan proceeds as follows:

                                                                                              April 5, 2004
                                                                                                (Date of
                                             Three months ended        Six months ended       Inception) to
                                                February 28,             February 28,         February 28,
                                             2007         2006         2007        2006           2007
                                          _______      _______      _______     _______        ____________

         Courier and postage              $     -      $     -      $     -     $     -          $   177
         Registration and filing fees           -            -            -           -              659
         Loan proceeds                          -            -            -           -              150
                                          _______      _______      _______     _______          _______

                                          $     -      $     -      $     -     $     -          $   986
                                          =======      =======      =======     =======          =======


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


Date:  August 13, 2007                     W. S. INDUSTRIES, INC.


                                           /s/ JAMES F. DEMPSEY
                                           _____________________________________
                                           James F. Dempsey
                                           President and Chief Executive Officer