Form 10QSB/A
period 2007-05-31
W. S. Industries, Inc.
filed 2007-08-21
CIK 1310497

SECURITIES AND EXCHANGE COMMISSI1ON
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For the quarterly period ended May 31, 2007.

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

                                  May 31, 2007

                                   (Unaudited)

                             (STATED IN US DOLLARS)


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                        May 31, 2007 and August 31, 2006
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                                               May 31,           August 31,
                                                                                2007                2006
                                                                                  $                  $
                                                                              ________           __________
                                     ASSETS

Current
        Cash and cash equivalents                                               93,502             122,004
        Accounts receivable                                                      8,085              10,388
                                                                              ________             _______
                                                                               101,587             132,392
Investment - Note 2                                                             22,596              23,889
Equipment                                                                          626                 808
                                                                              ________             _______

                                                                               124,809             157,089
                                                                              ========             =======

                                   LIABILITIES
Current
        Accounts payable and accrued liabilities                                 7,462              10,395
                                                                              ________             _______

                              STOCKHOLDERS' EQUITY
Capital Stock - Notes 3 and 4
        Common Stock, $0.001 par value
        25,000,000 authorized
        21,088,680 issued and outstanding (August 31, 2006: 21,088,680)         21,089              21,089
Additional paid-in capital                                                     214,097             214,097
Deficit accumulated during the development stage                              (124,466)            (94,939)
Cumulative effect of foreign currency translation adjustment                     6,627               6,447
                                                                              ________             _______
                                                                               117,347             146,694
                                                                              ________             _______

                                                                               124,809             157,089
                                                                              ========             =======

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




                                                                                                                  April 5, 2004
                                                                                                                    (Date of
                                                     Three months ended                Nine months ended          Inception) to
                                                           May 31,                           May 31,                 May 31,
                                                     2007           2006              2007            2006            2007
                                                      $              $                 $               $               $
                                                  __________     __________        __________      __________     _____________

Revenue
        Storage rental fee                                 -          1,815             1,800           5,385         17,285
                                                  __________     __________        __________      __________       ________
Expenses
        Accounting and audit fees                      4,072          6,525            14,984          13,796         53,668
        Amortization                                      61             87               182             260          1,314
        Bank charges and interest                         64             89               186             238          1,067
        Consulting fees                                    -              -                 -           1,000          8,240
        Courier and postage - Note 4                       -              -                 -               -            177
        Entertainment                                      -              -                 -               -          1,952
        Legal                                          1,586              -             6,894             944          7,716
        Office and miscellaneous                           -            931               390           4,297          8,381
        Registration and filing fees - Note 4            790            876             3,100           2,833         10,373
        Rent                                             632          1,432             2,807           5,925         14,371
        Research and marketing                             -              -                 -               -          7,500
        Telephone                                        181              -               217               -          1,324
        Travel                                             -              -               672               -          6,069
        Wages                                              -          2,761                 -           5,141          6,139
                                                  __________     __________        __________      __________       ________
                                                       7,386         12,701            29,432          34,434        128,291
                                                  __________     __________        __________      __________       ________

Loss before other items                               (7,386)       (10,886)          (27,632)        (29,049)      (111,006)
        Interest income                                    -            924              (182)          2,384          4,327
        Foreign exchange gain (loss)                    (392)           889            (1,713)         (1,489)        (7,787)
        Impairment of investment                           -              -                 -               -        (10,000)
                                                  __________     __________        __________      __________       ________

Net loss for the period                               (7,778)        (9,073)          (29,527)        (28,154)      (124,466)
Foreign currency translation adjustment                  324            859               180           3,795          6,627
                                                  __________     __________        __________      __________       ________

Comprehensive loss for the period                     (7,454)        (8,214)          (29,347)        (24,359)      (117,839)
                                                  ==========     ==========        ==========      ==========       ========

Basic loss per share                                   (0.00)         (0.00)            (0.00)          (0.00)
                                                  ==========     ==========        ==========      ==========

Weighted average number of shares outstanding     21,088,680     21,088,680        21,088,680      21,074,028
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


                                                                                                   April 5, 2004
                                                                                                     (Date of
                                                                  Nine months ended               Inception) to
                                                                       May 31,                        May 31,
                                                              2007                2006                 2007
                                                                $                   $                    $
                                                             _______             _______          ______________

Cash Flows used in Operating Activities
        Net loss for the period                              (29,527)            (28,154)            (124,466)
        Items not affecting cash:
        Amortization                                             182                 260                1,314
        Impairment of investment                                   -                   -               10,000
        Changes in non-cash working capital balances:
        Accounts receivable                                    2,303              (5,474)              (8,085)
        Accounts payable and accrued liabilities              (2,933)             (5,648)               7,462
        Note payable                                               -              (2,000)                   -
                                                             _______             _______             ________
Net cash used in operating activities                        (29,975)            (41,016)            (113,775)
                                                             _______             _______             ________

Cash Flows from Financing Activities
        Common stock issued                                        -             200,000              237,186
        Common stock repurchased                                   -                   -               (2,000)
                                                             _______             _______             ________
Net cash from financing activities                                 -             200,000              235,186
                                                             _______             _______             ________

Cash Flows used in Investing Activities
        Acquisition of equipment                                   -                   -               (1,940)
        Acquisition of investments                                 -             (34,046)             (33,889)
                                                             _______             _______             ________
Net cash used in investing activities                              -             (34,046)             (35,829)
                                                             _______             _______             ________

Effect of exchange rate changes on cash                        1,473               3,795                7,920
                                                             _______             _______             ________

Net increase (decrease) in cash during the period            (28,502)            128,733               93,502

Cash, beginning of period                                    122,004               4,263                    -
                                                             _______             _______             ________

Cash, end of period                                           93,502             132,996               93,502
                                                             =======             =======             ========
Cash and cash equivalents are comprised of:
        Cash                                                  93,502               7,996               93,502
        Term deposits                                              -             125,000                    -
                                                             _______             _______             ________
                                                              93,502             132,996               93,502
Non-cash Transactions - Note 5                               =======             =======             ========



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

                                                                                                     Cumulative
                                                                                      Deficit         Effect of
                                             (Note 4)                               Accumulated        Foreign
                                           Common Shares            Additional       During the       Currency
                                     _________________________       Paid-in        Development      Translation
                                      Number         Par Value        Capital          Stage         Adjustment        Total
                                     __________      _________      _________       __________       ___________     _________

Issued for cash:
   Private placement agreements
                 - at $0.000049      20,007,680      $  20,008      $ (19,022)      $        -         $     -       $     986
                 - at $0.01           2,000,000          2,000         18,000                -               -          20,000
                 - at $0.20              81,000             81         16,119                -               -          16,200
Foreign currency translation
 adjustment                                   -              -              -                -             380             380
Net loss for the period                       -              -              -          (11,573)              -         (11,573)
                                     __________      _________      _________       __________         _______       _________

Balance, August 31, 2004             22,088,680         22,089         15,097          (11,573)            380          25,993
Foreign currency translation
 adjustment                                   -              -              -                -           1,279           1,279
Net loss for the year                         -              -              -          (32,276)              -         (32,276)
                                     __________      _________      _________       __________         _______       _________

Balance, August 31, 2005             22,088,680         22,089         15,097          (43,849)          1,659          (5,004)
Issued for cash:
   Private placement agreements
                 - at $0.20           1,000,000          1,000        199,000                -               -         200,000
Shares repurchased
                 - at $0.20          (2,000,000)        (2,000)      (398,000)               -               -        (400,000)
Capital contribution                          -              -        398,000                -               -         398,000
Foreign currency translation
 adjustment                                   -              -              -                -           4,788           4,788
Net loss for the year                         -              -              -          (51,090)              -         (51,090)
                                     __________      _________      _________       __________         _______       _________

Balance, August 31, 2006             21,088,680         21,089        214,097          (94,939)          6,447         146,694
Foreign current translation
 adjustment                                   -              -              -                -             180             180
Net loss for the period                       -              -              -          (29,527)              -         (29,527)
                                     __________      _________      _________       __________         _______       _________

Balance, May 31, 2007                21,088,680      $  21,089      $ 214,097       $ (124,466)        $ 6,627       $ 117,347
                                     ==========      =========      =========       ==========         =======       =========

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

Note 4   RELATED PARTY TRANSACTIONS - Note 5

         The Company issued 20,007,680 shares to the director of the Company for expenses and loan proceeds as follows:


                                                                                           April 5, 2004
                                                                                              (Date of
                                              Three months ended     Nine months ended     Inception) to
                                                   May 31,                May 31,             May 31,
                                              2007         2006      2007        2006           2007
                                              __________________________________________________________

         Courier and postage                  $  -         $  -      $  -        $  -         $   177
         Registration and filing fees            -            -         -           -             659
         Loan proceeds                           -            -         -           -             150
                                              __________________________________________________________
                                              $  -         $  -      $  -        $  -         $   986
                                              ==========================================================


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