Form 10KSB
period 2007-08-31
W. S. Industries, Inc.
filed 2007-11-28
CIK 1310497

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-KSB


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                   For the Fiscal Year Ended: August 31, 2007


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                             SEC File No. 333-121044


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


                                 2275 West 23rd
                              Vancouver,BC V6L 1N3
               ___________________________________________________
               (Address of principal executive offices) (Zip code)


                  Issuer's telephone number: (604) 604-830-6499


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

Registrant's revenues for the most recent fiscal year and for the period covered by this report are $1800.00

On August 31, 2007 there was no aggregate market value of the voting stock held by non-affiliates of the Registrant because there is no public market for the stock.

State the number of shares outstanding of each of registrant's classes of common equity, for the period covered by this report and as at the latest practicable date:

At August 31, 2007 and as of the date hereof, there were outstanding 21,088,680 shares of the registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.   Business                                                            3
Item 2.   Description of Property                                            10
Item 3.   Legal Proceedings                                                  10
Item 4.   Submission of Matters to a Vote of Security Holders                10

                                     PART II

Item 5.   Market for Common Stock and Related Stockholder Matters            10
Item 6.   Plan of Operations                                                 11

                                    PART III

Item 7.   Financial Statements                                               14
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           26
Item 8A.  Controls and Procedures                                            26
Item 8B.  Other Information                                                  26
Item 9.   Directors, Executive Officers, Promoters and Control Persons       26
Item 10.  Executive Compensation                                             27
Item 11.  Security Ownership of Certain Beneficial Owners and Management     28
Item 12.  Certain Transactions and Related Transactions                      29

                                     PART IV

Item 13.  Exhibits                                                           30
Item 14.  Principal Accounting Fees and Services                             31

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

We were incorporated in the State of Nevada on April 5, 2004, for the purpose of providing consulting services to businesses, and engaging in any other lawful activity. The Company's principal address is 2275 West 23rd, Vancouver, BC V6L 1N3.

W.S. Industries, Inc. has been in the developmental stage since inception and has nominal operating history and revenues. We have been since inception, and now are engaged in the wine storage business.

PRINCIPAL PRODUCTS AND SERVICES

We currently have a web site at WWW.YOURWINEWIZARD.COM. The site is updated regularly to reflect our services as we add new ones and refine existing services.

We lease storage space for our wine storage services. This lease is on a month to month basis; the monthly rental is Cdn$238.00. The space is undergoing renovations for the purpose of wine storage. The Company's wine storage facility will provide a private, secure, temperature and humidity controlled space for the storage, preservation and aging of wines. Our Company provides services and information concerning wine storage, the cellaring of fine wines and accessories for the oenophile. The sales and administrative operations of the business are currently being run from the office of Mr. Dempsey, our President.

The website is intended to provide interested parties with the opportunity to obtain information dealing with wine storage and the wine storage services we provide and allow them a chance to quickly and efficiently begin the wine storage process. Electronic registration of a clients' wine collection and online inventory access for clients, through a dedicated database on the Company's server, will enhance the wine storage experience. Potential customers will be able to sign up electronically for wine storage services and will be contacted to arrange for pick up of their wines and delivery to our storage facility. Currently, we offer a wine storage service for the storage of cases and boxes of wine. The price for this service is currently US$2.50 per case/box of wine (12 bottles) per month.

Through our website, we offer access to information on our wine storage services as well as information on other wine related products that our Company sells. The Company sells a variety of wine related products and accessories, information about these products is on our website at WWW.YOURWINEWIZARD.COM. The Company is a dealer for a variety of upscale and high end wine products including wine coolers, custom designed wine coolers, hardwood wine racking manufactured in Canada and the United States, fine crystal stemware, wine buckets, the latest in wine cork removers and an assortment of other wine accessories to please the serious wine enthusiast as well as the casual wine drinker. Our Company sells fine brands such as Cavavin wine coolers, Spiegelau glassware.

We intend to create an interactive wine storage database for our customers so they can access their wine inventory through the Your Wine Wizard website. There, customers can keep a personalized wine diary, order additional wine storage and request delivery, or preparation for pick up, of selected wine from their own collections.

The website is designed to provide information on such topics and issues as the important elements that are associated with proper wine storage and cellaring and the preservation and aging of fine wines. In addition, the user will find links to other related articles and resources of interest concerning wines and wine storage.

Through a secure server WWW.YOURWINEWIZARD.COM intends to offer online shopping to our customers so they can order from our full line of wine accessories directly through the secure website using a credit card.

SERVICES

We believe our services are suitable for, and have been structured to attract, those persons seeking to find a wine storage and cellaring solution for their wine collections.

Our services may be paid for by debit or credit card, or paid by cashier's check or money order. We intend to set up a secure payment system on our website whereby customers will be offered the additional option to pay their storage fees online.

The information on our website is intended to introduce potential consumers to the wine storage process and our services.

We plan to process orders online by credit card or cyber cash systems (such as PayPal), and in person or through the mail by check or money order. We can take orders online and we currently are developing the ability to process online orders.

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

WEBSITE

Currently our website is developed and operating. Pending completion of our public offering, we have partnered with an outside internet technology provider ("IT") to further develop our website. Our IT provider has upgraded the website, adding new content and enhancing the code to make the site readable on all browsers and ready to go as an interactive vehicle for our customers. We currently have one email address up and running, that is INFO@YOURWINEWIZARD.COM and will add more after completion of our public offering. Additionally, after completion of our public offering the IT provider will provide additional pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, hotmetal/miva script, disk space, bandwidth, 155 mbit backbone, shopping cart, secure transactions signio support and cybercash support. We anticipate the foregoing will allow us to better transact the sale of our services, promote our services in an attractive fashion, and communicate with our clients on-line.

We will seek to make www.yourwinewizard.com the virtual business card and portfolio for our company, as well as its online "home." We intend to make our website the showcase for the services we provide. Currently, we have no customers and there is no assurance we will ever have any customers.

Our website is intended to be a simple, well-designed site that is in keeping with the latest trends in user interface design. We believe that a site that is too flashy or tries to use too much of the latest Shockwave or Flash technology can be overdone and cause potential clients to look elsewhere. We believe that, to the prospective clients we intend to target, time is valuable and a website that takes too long to load or is difficult to navigate may not appeal to them.

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

Other methods of communication are expected to include:

     o Email - regular e-mailings to potential customers with updated company information and special offers

     o    Direct mail - brochures and newsletters

     o    Informal   marketing/networking   -   activities   such   as   joining
          organizations or attending tradeshows and conferences.

Customer-based marketing will include:

     o Emphasizing repeat sales to clients who have used our storage services;

     o Exploring additional sales tactics to increase the total revenue per client through the sale of additional storage area;

     o    Additional sales facilitated by links to our website; and

     o    Strategic partnerships, such as cooperative advertising.


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

2. STORAGE FEE - By charging a fixed fee to all customers for storage of their wines in our storage facilities. If and when we get additional storage customers, we intend to seek additional storage space to lease and/or seek to expand our current leased space; and

3. ADVERTISING FEE - By charging a fee to suppliers who advertise their products or services on our website.

We intend to develop and maintain a database of all our clients so that we can anticipate various wine storage needs and continuously build and expand our services.

There is no assurance that we will be able to interest professional wine industry companies in promoting their products and services on our website or in promotional materials.

MARKETING AND SALES

We plan to continue to market our services through our website and provide our wine storage service at our current facility in Vancouver, B.C. As of the date of this report, we have an Internet service provider, web site developer and a web site, all of which we believe are necessary to execute our plan of business. We also plan to market our services through e-mail advertising, direct mail and direct sales of our services. We have not conducted any market testing to determine the nature, extent or characteristics of the market for our services. And we have not yet commenced our marketing activities. We intend to spend $2,000 per month on marketing for a period of 12 months.

NEW PRODUCTS OR SERVICES

Other than the services described in this report, we currently have no new products or services planned, announced, or planned to be announced to the public.

COMPETITIVE BUSINESS CONDITIONS

We will face competition from all segments of the wine and wine storage business and industry. We will compete with wine storage and other storage-related companies that have superior wine-related and storage experience and/or services which they now, or may, in the future, offer to their potential or existing customers. Many of these companies have other sources of revenues and possess resources far greater than ours, and we currently must rely only on our current capital, funds raised in this offering, and the fees generated through our wine storage services to compete. In addition, these companies may have better marketing and distribution channels. There can be no assurance we will be able to compete effectively in this highly competitive industry, which could have a material adverse impact upon market acceptance and the anticipated success of our business. The main, existing and potential competitors for our wine storage business include any business involved in the wine, storage, distribution of wine or related services and manufacturers of refrigeration and racking systems. The following are the websites of some of the competitor companies currently offering wine storage and related information: Vancouver Wine Vault Inc. - - www.winevault.ca, Urban Cellars www.urbancellars.ca, Iron Gate Cellarage Inc. www.irongatewine.com, Fine Wine Reserve Inc. www.finewinereserve.com.

OUR COMPETITIVE POSITION

We  believe   competition  takes  place  on  many  levels,   including  pricing,
convenience in obtaining information, specialization, and nature of services offered. We intend to serve as a content aggregator for wine storage related information on the Internet. We will seek to provide what we believe is an unbiased comprehensive information source, through the internet or on our website as well as a marketplace and facilitator for wine storage-related information, together with our services.

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

By offering a specialized wine storage and information service, we intend to target those consumers who are looking for wine storage information and a wine storage service. We believe that consumers will pay for a service that is specialized, unbiased and comprehensive and one that helps them cut through the confusion of the subject and help them understand the subject so they can confidently and quickly make an informed decision whether the wine storage services offered are appropriate for them.

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

A party who is able to circumvent our security measures could misappropriate proprietary information and/or access our customers' wine storage information and data. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the World Wide Web especially as a means of conducting commercial transactions. To the extent that our future activities, or those of third-party contractors whom we may use, involve the storage and transmission of proprietary information, such as a customer's wine storage-related information and data and credit card numbers, security breaches could expose us to a risk of loss or litigation. There can be no assurance that we will be able to implement security measures that will prevent security breaches.

SOURCES AND AVAILABILITY OF RAW MATERIALS

We do not require any raw materials for our business.

As of the date of this report, we have entered into a lease for one storage facility. We have a lease agreement for this facility.

CUSTOMER BASE

As of this date, we have limited customers. We are assuming that, if we are able to establish a broad customer base in the future, we will not have to depend on one or a few major customers for our revenues. There can be no assurance that this assumption is correct.

Our intended principal market of customers is expected to be those seeking to find managed, safe and secure wine storage and cellaring solutions for their wine collections, or those who are in need of additional wine storage and cellaring space to replace, complement or supplement their existing wine storage needs.

The market segments that we believe would use our fine wine storage and cellaring facilities for their personal, commercial or investment use are wine enthusiasts who are condo and home owners, wine specialty stores, wine tasting clubs and societies and restaurateurs.

We intend to target this market using internet advertising and promotion of our website through links on other websites, which we currently anticipate will cost us approximately $2,000 over the next 12 months. We do not feel that the costs to advertise and market through the internet are a barrier to our entry. We have not performed any marketing studies to assess whether a potential market exists for our proposed services, but we believe that there is such a market based on the existence of other wine storage and related product companies offering their services on the internet and the number of articles about fine wine storage and wine aging and management has seen in the media. We do not intend to perform any marketing studies prior to beginning operations. Based on the costs of similar services, we believe we can sustain a market for our services.

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

RESEARCH AND DEVELOPMENT

To date, we have not undergone any research and development, except that required to establish and update our website.

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

EMPLOYEES

Our only employee at the present time is our sole officer and director, James F. Dempsey, who will devote as much time as he determines is necessary to carry out the business of the Company.


REPORTS TO SECURITY HOLDERS

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

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real property at this time, and we conduct our business from a our sole officer and director's office located at 2275 West 23rd, Vancouver, B.C. Canada.

The Company believes that existing office facilities are adequate for its needs through December 2008. Should the Company require additional space at that time, or prior thereto, the Company will attempt to secure space on commercially reasonable terms and without undue operational disruption.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding, nor are we aware of any pending or threatened legal proceeding against us or any officer or director which might be material to an evaluation of our management or have any potentially adverse effect upon the Company, except as follows: The British Columbia Securities Commission ("BCSC") conducted a review of the Company's public offerings and disclosure documents and, with respect to the Company's offers and sales of securities to residents of British Columbia, found that the Company had failed to file reports of exempt distribution, issued shares to several investors without a valid exemption and may have failed to disclose certain material facts to investors. The Company forthwith took steps to remedy the situation in British Columbia and, thereafter, due to the Company's cooperation, the BCSC decided to close the file but will continue to monitor the Company very closely and will consider regulatory action in the future, if necessary. The letter received from the BCSC in this regard is included as
Exhibit 99 to this Form 10-KSB.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of our fiscal year ending 2007, there were no matters submitted to a vote of our shareholders.


                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. The issuer did not sell and securities or repurchase any securities during the period of this report.

HOLDERS

There are 80 holders of record for our common stock. One of our record holders is Mr. Dempsey, our director, president, secretary and treasurer, who holds 18,007,680 restricted shares or approximately 85% of our issued common stock.

DIVIDEND POLICY

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

SECTION 15(G) OF THE SECURITIES EXCHANGE ACT OF 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market, assuming one is established and maintained, of which there can be no assurance.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.


ITEM 6.     MANAGEMENT DISCUSSION AND ANALYSIS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage corporation and have realized limited operations and generated limited revenues from our business operations.

Mr. Dempsey is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

PLAN OF OPERATION

We have raised a total of US$235,186 in our equity offerings, As a result, we have been able to satisfy our cash requirements during the period since inception. We will not be conducting any product research or development. We do not expect to purchase any significant equipment. Further we do not expect significant changes in the number of employees. Our specific goal is to profitably sell our services and products. We intend to accomplish the foregoing through the following milestones:

1. We intend to enhance development of our website. Cost of development would be financed through our existing cash. The costs would be paid to the website production company that undertakes the work on our behalf. Website development, maintenance and upgrade is an ongoing matter that will continue during the life of our operations.

2. We intend to continue our limited marketing plans. We expect that our marketing efforts will focus on the benefits to be obtained from using our services and products. In order of priority, our marketing efforts will be directed toward the following activities: development and distribution of information; promotion of our website including arranging for website listings; industry relations. We expect that any costs incurred that are directly attributed to establishing and maintaining operations with industry personnel would be related to travel and communication; advertising, which may include direct mail and email promotion; and attendance and participation at industry events. The costs of implementing our marketing plans would be financed from our current cash or monies raised in future financings, including loans. We currently have no plans for future financings or loans. The amount of funds allocated for marketing activity is limited by the amount of funds available to us, which could negatively affect our ability to attract clientele and, consequently, our ability to generate revenue would be negatively affected. Marketing is an ongoing matter that will continue during the life of our operations.

3. We intend to use our existing equipment to continue operations. We do not intend to hire employees at this time. One of our officers and directors will handle our administrative duties.

If we are unable to negotiate suitable terms with any customers or prospective customers to enable us to attract clients to use our services, or if we are unable to sell products, then we may have to suspend or cease operations.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have generated limited revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

To become profitable and competitive, we have to sell our services and products. We have no assurance that, if needed, future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

RESULTS OF OPERATIONS

FROM INCEPTION TO AUGUST 31, 2007

During this period we incorporated the company, hired an attorney, hired an auditor, hired a transfer agent and arranged with a market maker to apply for a listing for the company on the over-the-counter-bulletin-board. We have prepared an internal business plan and our marketing plan. Our comprehensive loss since inception is $142,669, which primarily consisted of $nil for offering fees, $51,154 for audit fees, $36,552 for other professional fees and $53,965 for filing fees and general office costs.

Since inception, we sold 985,600 shares of common stock to our officers and director for $986.00 in cash. On May 31, 2004 the Company's stock was forward split on a basis of 20.3 new for 1 old. This resulted in a total of 20,007,680 shares of common stock outstanding to the Company's officers and director. Prior to August 31, 2006 2,000,000 shares were repurchased from the officer and director; now 18,007,680 shares are outstanding to the officer and director. We sold an additional 3,081,000 shares of common stock through our public offering for proceeds of $234,200.

LIQUIDITY AND CAPITAL RESOURCES

To meet our need for cash, we raised funds through our public offering and a subsequent private placement. We intend to implement the plan of operation described above. We cannot guarantee that operations will continue or be successful. If we are unable to successfully attract customers to utilize our services or purchase our products, we may quickly use up the cash on hand and will need to find alternative sources of financing, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

If we need additional cash and are not able to raise additional cash, then we will either have to suspend operations until we do raise the cash, or cease operations entirely. We expect the cash on hand to last until December 2008. Other than as described in this paragraph, we have no other financing plans.

As of the date of this report, we have generated limited revenues (US$17,285) from our business operations.

We issued 21,088,680 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of August 31, 2007, our total assets were $101,156 and our total liabilities were $8,639, including $nil owed to Mr. Dempsey, our president, for payments made to our attorney for fees and for the incorporation of the company, $nil for audit fees and $8,639 for accounts payable for filing and general office costs. As of August 31, 2007, we had cash of $77,994. Our current liabilities to Mr. Dempsey do not have to be paid at this time. Our related party liabilities consist of money advanced by our president, Mr. Dempsey.

                                    PART III

ITEM 7.     FINANCIAL STATEMENTS






















                              W.S. INDUSTRIES, INC.

                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                            August 31, 2007 and 2006

                             (STATED IN US DOLLARS)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS                       AMISANO HANSON
                                                           CHARTERED ACCOUNTANTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
W.S. Industries Inc.

We have  audited the  accompanying  balance  sheets of W.S.  Industries  Inc. (A
Development Stage Company) as of August 31, 2007 and 2006 and the related statements of operations, cash flows, and stockholders' equity (deficiency) for the years ended August 31, 2007 and 2006 and for the period April 5, 2004 (Date of Inception) to August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of W.S. Industries Inc. as of August 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended August 31, 2007 and 2006 and for the period April 5, 2004 (Date of Inception) to August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.


Vancouver, Canada                                            "AMISANO HANSON"
October 31, 2007                                           Chartered Accountants


750 WEST PENDER STREET, SUITE 604                       TELEPHONE:  604-689-0188
VANCOUVER CANADA                                        FACSIMILE:  604-689-9773
V6C 2T7                                               E-MAIL:  amishan@telus.net


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                            August 31, 2007 and 2006
                             (STATED IN US DOLLARS)


                                                                           2007               2006
                                                                        __________         _________
                                     ASSETS

Current
    Cash and cash equivalents                                           $   77,994         $ 122,004
    Accounts receivable                                                          -            10,388
                                                                        __________         _________
                                                                            77,994           132,392

Investment - Note 2                                                         22,596            23,889
Equipment - Note 3                                                             566               808
                                                                        __________         _________
                                                                        $  101,156         $ 157,089
                                                                        ==========         =========
                                   LIABILITIES

Current
    Accounts payable and accrued liabilities                            $    8,639         $  10,395
                                                                        __________         _________
                              STOCKHOLDERS' EQUITY

Capital stock - Notes 4 and 5
    25,000,000 authorized common stock, $0.001 par value
    21,088,680 issued and outstanding (2006: 21,088,680)                    21,089            21,089
Additional paid-in capital                                                 214,097           214,097
Deficit accumulated during the development stage                          (149,901)          (94,939)
Cumulative effect of foreign currency translation adjustment                 7,232             6,447
                                                                        __________         _________
                                                                            92,517           146,694
                                                                        __________         _________
                                                                        $  101,156         $ 157,089
                                                                        ==========         =========

Nature of Operations - Note 1
Economic Dependence - Note 8


                             SEE ACCOMPANYING NOTES




                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                       for the years ended August 31, 2007
                 and 2006 and for the period from April 5, 2004
                     (Date of Inception) to August 31, 2007
                             (STATED IN US DOLLARS)

                                                                                          April 5, 2004
                                                                                            (Date of
                                                                                          Inception) to
                                                           Year ended August 31,           August 31,
                                                           2007              2006             2007
                                                       ____________      ____________     _____________

Revenue
    Storage rental fees                                $      1,800      $      7,200       $   17,285
                                                       ____________      ____________       __________

Expenses
    Accounting and audit fees                                12,470            23,608           51,154
    Amortization                                                242               346            1,374
    Bad debt expense                                          8,085                 -            8,085
    Bank charges and interest                                   411               279            1,292
    Consulting fees                                             638             1,000            8,878
    Courier and postage - Note 5                                  -                 -              177
    Entertainment                                                 -             1,952            1,952
    Legal                                                    19,352               822           20,174
    Office and miscellaneous                                  3,242             6,296           11,233
    Registration and filing fees - Note 5                     5,359             3,033           12,632
    Rent                                                      3,482             5,493           15,046
    Research and marketing                                        -                 -            7,500
    Telephone                                                   217             1,107            1,324
    Travel                                                      757                 -            6,154
    Wages                                                         -             4,682            6,139
                                                       ____________      ____________       __________
                                                             54,255            48,618          153,114
                                                       ____________      ____________       __________

Loss before other items                                     (52,455)          (41,418)        (135,829)

Other items
    Interest income (expense)                                  (182)            4,509            4,327
    Foreign exchange loss                                    (2,325)           (4,181)          (8,399)
    Impairment of investment                                      -           (10,000)         (10,000)
                                                       ____________      ____________       __________
Net loss for the period                                     (54,962)          (51,090)        (149,901)

Other comprehensive income
    Foreign currency translation adjustment                     785             4,788            7,232
                                                       ____________      ____________       __________
Comprehensive loss for the period                      $    (54,177)     $    (46,302)      $ (142,669)
                                                       ============      ============       ==========
Basic loss per share                                   $      (0.00)     $      (0.00)
                                                       ============      ============
Weighted average number of shares outstanding            21,088,680        21,077,721
                                                       ============      ============


                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                       for the years ended August 31, 2007
                 and 2006 and for the period from April 5, 2004
                     (Date of Inception) to August 31, 2007
                             (STATED IN US DOLLARS)

                                                                                                April 5, 2004
                                                                                                  (Date of
                                                                                                Inception) to
                                                                   Year ended August 31,         August 31,
                                                                  2007              2006            2007
                                                                _________         _________     _____________

Cash flows used in Operating Activities
    Net loss for the year                                       $ (54,962)        $ (51,090)      $ (149,901)
    Items not affecting cash:
      Amortization                                                    242               346            1,374
      Bad debt expense                                              8,085                 -            8,085
      Impairment of investment                                          -            10,000           10,000
    Changes in non-cash working capital balances:
      Accounts receivable                                           2,303            (9,303)          (8,085)
      Accounts payable and accrued liabilities                     (1,756)           (1,111)           8,639
                                                                _________         _________       __________
Net cash used in operating activities                             (46,088)          (51,158)        (129,888)
                                                                _________         _________       __________

Cash flows provided by (used in) Financing Activities
    Common stock issued                                            60,000           200,000          297,186
    Common stock repurchased                                      (60,000)           (2,000)         (62,000)
                                                                _________         _________       __________
Net cash provided by financing activities                               -           198,000          235,186
                                                                _________         _________       __________

Cash flows used in Investing Activities
    Acquisition of equipment                                            -                 -           (1,940)
    Acquisition of investments                                          -           (33,889)         (33,889)
                                                                _________         _________       __________
Net cash used in investing activities                                   -           (33,889)         (35,829)
                                                                _________         _________       __________

Effect of exchange rate changes on cash                             2,078             4,788            8,525
                                                                _________         _________       __________
Net increase (decrease) in cash during the year                   (44,010)          117,741           77,994

Cash, beginning of the year                                       122,004             4,263                -
                                                                _________         _________       __________
Cash, end of the year                                           $  77,994         $ 122,004       $   77,994
                                                                =========         =========       ==========

Cash and cash equivalents are comprised of:
    Cash                                                        $  77,994         $   2,004       $   77,994
    Term deposits                                                       -           120,000                -
                                                                _________         _________       __________
                                                                $  77,994         $ 122,004       $   77,994
                                                                =========         =========       ==========

Non-cash Transactions - Note 9


                             SEE ACCOMPANYING NOTES




                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    (DEFICIENCY) for the period April 5, 2004
                     (Date of Inception) to August 31, 2007
                             (STATED IN US DOLLARS)


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
                                    __________     _________     __________     ___________     ___________     _________

Issued for cash:
   Private placement agreements
                 - at $0.000049     20,007,680      $20,008      $  (19,022)    $       -         $     -       $     986
                 - at $0.01          2,000,000        2,000          18,000             -               -          20,000
                 - at $0.20             81,000           81          16,119             -               -          16,200
Foreign currency translation
 adjustment                                  -            -               -             -             380             380
Net loss for the period                      -            -               -       (11,573)              -         (11,573)
                                    __________      _______      __________     _________         _______       _________
Balance, August 31, 2004            22,088,680       22,089          15,097       (11,573)            380          25,993
Foreign currency translation
 adjustment                                  -            -               -             -           1,279           1,279
Net loss for the year                        -            -               -       (32,276)              -         (32,276)
                                    __________      _______      __________     _________         _______       _________
Balance, August 31, 2005            22,088,680       22,089          15,097       (43,849)          1,659          (5,004)
Issued for cash:
   Private placement agreements
                 - at $0.20          1,000,000        1,000         199,000             -               -         200,000
Shares repurchased - Note 9
                 - at $0.20         (2,000,000)      (2,000)       (398,000)            -               -        (400,000)
Capital contribution - Note 9                -            -         398,000             -               -         398,000
Foreign currency translation
 adjustment                                  -            -               -             -           4,788           4,788
Net loss for the year                        -            -               -       (51,090)              -         (51,090)
                                    __________      _______      __________     _________         _______       _________
Balance, August 31, 2006            21,088,680       21,089         214,097       (94,939)          6,447         146,694
Issued for cash:
   Private placement agreements
                 - at $0.20            300,000          300          59,700             -               -          60,000
Shares repurchased - Note 4
                 - at $0.20           (300,000)        (300)        (59,700)            -               -         (60,000)
Foreign current translation
 adjustment                                  -            -               -             -             785             785
Net loss for the year                        -            -               -       (54,962)              -         (54,962)
                                    __________      _______      __________     _________         _______       _________
Balance, August 31, 2007            21,088,680      $21,089      $  214,097     $(149,901)        $ 7,232       $  92,517
                                    ==========      =======      ==========     =========         =======       =========


                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            August 31, 2007 and 2006
                             (STATED IN US DOLLARS)


NOTE 1        NATURE OF OPERATIONS

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

              The financial  statements  have,  in  management's  opinion,  been
              properly   prepared   within  the  framework  of  the  significant
              accounting policies summarized below:

              DEVELOPMENT STAGE COMPANY

              The Company complies with Financial Accounting Standard Board Statement ("FAS") No. 7 for its characterization of the Company as development stage.

              CASH AND CASH EQUIVALENTS

              Cash and cash equivalents consist of all highly liquid investments that are readily convertible to cash.

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

              Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the year-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. The net adjustment from this transaction is included in the Comprehensive Income Account in Stockholders' Equity, if applicable.

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

              BASIC AND DILUTED LOSS PER SHARE

              The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont'd)


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

              NEW ACCOUNTING STANDARDS

              In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company's financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont'd)

              In  September  2006,  the FASB issued  SFAS No.  157,  "Fair Value
              Measurements". This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

              On February 15, 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company's financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.


NOTE 3        EQUIPMENT

                                                          2007
                                     ___________________________________________
                                                 Accumulated
                                      Cost       Amortization      Net

              Computer equipment     $ 1,940       $ 1,374        $ 566
                                     =======       =======        =====

                                                          2006
                                     ___________________________________________
                                                 Accumulated
                                      Cost       Amortization      Net

              Computer equipment     $ 1,940       $ 1,132        $ 808
                                     =======       =======        =====


NOTE 4        CAPITAL STOCK

              On May 31, 2004, the Company forward split its common stock on the basis of 20.3 new for 1 old. The number of shares issued and outstanding, par value and additional paid-in capital has been restated to give retroactive effect to the forward split of its common stock.

NOTE 4        CAPITAL STOCK - (cont'd)


              During the year ended August 31, 2006, the Company filed a Form SB-2 registration statement with the United States Security and Exchange Commission and received $200,000 for the offering of 1,000,000 common shares at $0.20 per share. The Form SB-2 also included an offering, by selling shareholders of the Company, of 2,081,000 common shares at $0.20 per share. The Company received none of the proceeds of this portion of the offering.

              In December 2006, the Company received an order for production from the British Columbia Securities Commission (BCSC) to provide certain information and documents relating to, inter alia, the sale of the SB-2 shares to verify the availability of the registration and prospectus exemptions relied upon by the Company in offering such share to residents of British Columbia. To resolve the matter, the Company issued a voluntary rescission offer to rescind any previous subscriptions of the SB-2 shares and offered a full refund of the subscription monies. In lieu and in place of the SB-2 shares, the Company offered an equivalent number of shares for sale pursuant to the updated private placement dated June 27, 2007. Of the nine SB-2 investors, three investors accepted the rescission offer at $0.20 per share and were refunded the total amount of their investment of $60,000 and 300,000 common shares were returned to treasury and cancelled. The remaining investors rejected the rescission offer and three new investors completed and paid the remaining portion of the private placement by the payment of $60,000.


NOTE 5        RELATED PARTY TRANSACTIONS - Note 9

              During the period ended August 31, 2004, the Company issued 20,007,680 shares to the director of the Company for expenses and loan proceeds as follows:

                                                                April 5, 2004
                                                                  (Date of
                                                                Inception) to
                                                                 August 31,
                                               2007     2006        2007
                                               ____     ____    _____________

              Courier and postage              $  -     $  -        $ 177
              Registration and filing fees        -        -          659
              Loan proceeds                       -        -          150
                                               ____     ____        _____
                                               $  -     $  -        $ 986
                                               ====     ====        =====

NOTE 6        DEFERRED TAX ASSETS


              The Company's income tax expense (benefit) for the years ended August 31, 2007 and 2006 differed from the United States statutory rates:

                                                                                      Years ended August 31,
                                                                                      2007              2006
                                                                                    _________         _________

              Effective tax rate                                                           16%               15%
                                                                                    =========         =========

              Statutory rate applied to loss before income taxes                    $  (8,741)        $  (7,773)
              Increase (decrease) in income taxes resulting from:
                 Other, including reserve for deferred tax asset and
                  effect of graduated tax rates                                         8,741             7,773
                                                                                    _________         _________
              Income tax expense                                                    $       -         $       -
                                                                                    =========         =========


              The significant components of the Company's deferred tax assets are as follows:

                                                                                      2007              2006
                                                                                    _________         _________

              Deferred Tax Assets
                 Non-capital loss carryforwards                                     $  41,711         $  20,529
                 Valuation allowance                                                  (41,711)          (20,529)
                                                                                    _________         _________
                                                                                    $       -         $       -
                                                                                    =========         =========

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is more likely-than-not to be realized from future operations. The Company has provided an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.


NOTE 7        INCOME TAXES

              No provision for income taxes has been provided in these financial statements due to the net loss. At August 31, 2007, the Company has net operating loss carryforwards, which expire commencing in 2024 totalling approximately $149,901 (2006: $94,939) the benefit of which has not been recorded in the financial statements.


NOTE 8        ECONOMIC DEPENDENCE

              During the years ended August 31, 2007 and 2006 one customer accounted for 100% of the Company's storage rental fees.


NOTE 9        NON-CASH TRANSACTIONS

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the year ended August 31, 2006, the Company reacquired 2,000,000 common shares from a director of the Company for $2,000 pursuant to a share repurchase agreement, which was paid prior to August 31, 2006. The fair value of this transaction was recorded at $0.20 per share and consequently the Company has received a capital contribution of $398,000.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disputes or disagreements with our accountants or accounting and financial disclosure. Our Chartered Accountants are Amisano Hanson, Chartered Accountants, 750 West Pender Street, Suite 604, Vancouver, B.C. Canada, V6C 2T7, tel. 604-689-0188.


ITEM 8A.      CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 8 B.     OTHER INFORMATION.

None


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our officers and directors will serve until their respective successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

As of August 31, 2007, our sole executive officer and director, his age and positions are set forth below:

Name                   Age        Position

James F. Dempsey       54         President, Chief Executive Officer,
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


BOARD MEETINGS AND COMMITTEES

The Board of Directors held a total of two meetings during the period from inception through August 31, 2007. No director attended fewer than 75% of all meetings of the Board of Directors during this period. The Company has no committees.


SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

We are not subject to Section 16(a) of the Securities Act of 1934.


ITEM 10.      EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception August 31, 2007, for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.




                           SUMMARY COMPENSATION TABLE

                                                                                                         LONG TERM
                                ANNUAL COMPENSATION              AWARDS     PAYOUTS       SECURITIES    COMPENSATION

NAMES                                                OTHER                 RESTRICTED
EXECUTIVE                                            ANNUAL                SHARES OR        OTHER
OFFICER AND                                          COMPEN-     UNDER     RESTRICTED     SHARES OR
PRINCIPAL             YEAR      SALARY     BONUS     SATION      SARS       OPTIONS         LTIP
POSITION              ENDED      (US$)     (US$)     (US$)       (#)         (US$)          (US$)          (US$)


James F. Dempsey      2007        0          0          0          0           0              0              0
President, CEO,       2006        0          0          0          0           0              0              0
CFO, Principal
Accounting Officer



We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

COMPENSATION OF DIRECTORS

Our directors do not receive any compensation for serving as a member of the board of directors.

INDEMNIFICATION

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

AUDIT COMMITTEE AND CHARTER

We do not have a separately designated audit committee of the board or any other board-designated committee. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. Our sole director, Mr. Dempsey, also holds positions as an officer. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, at the present time, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

We have not yet adopted a corporate code of ethics.

DISCLOSURE COMMITTEE AND CHARTER

We do not yet have a disclosure committee and disclosure committee charter.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


The following table sets forth certain information with respect to beneficial ownership of our common stock as of August 31, 2007 for (i) each executive officer (ii) each director, (iii) each person known to us to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.


                                                          Number of Shares    Percentage of
                           Number of     Percentage of    After Offering      Ownership After
                           Shares        Ownership        Assuming all of     the Offering
Name and Address           Before the    Before the       the Shares are      Assuming all of the
Beneficial Owner (1)(2)    Offering      Offering         Sold                Shares are Sold


James F. Dempsey           18,007,680       89.64%           18,007,680            85.39%
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

All Officers and Directors as a Group 18,007,680 - Direct ownership of 90% (approx.) 1 Individual).

Changes in Control.

There are currently no arrangements, which would result in a change in control of the Company.

Our principal stockholder, James F. Dempsey, currently, owns approximately 90% of our common stock based on shares issued to him as full consideration for his payment of organizational expenses. As a result, he will have significant influence over all matters requiring approval by our stockholders, and will not require the approval of the minority stockholders in order to take any action. In addition, Mr. Dempsey will be able to elect all of the members of our Board of Directors, allowing him to exercise significant control of our affairs and management. In addition, Mr. Dempsey may affect most corporate matters requiring stockholder approval by written consent, without a duly-noticed and duly-held meeting of stockholders. In essence, Mr. Dempsey controls our Company and your vote is of little importance or consequence.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
              INDEPENDENCE

Other than the sale of shares to our officers and directors, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons. We are not a subsidiary of any other company. Our President, founder and Director, James F. Dempsey, was our only promoter. Mr. Dempsey provided organizational services and cash in the sum of $985.60 for his 18,007,680 shares of Common Stock. In addition, we issued 101,000 shares to Carolyn Davis - wife of James Dempsey, and 1000 shares to each of Bob Delaney - Uncle to James Dempsey, Emily and Rebecca Dempsey - daughters of James Dempsey, Coleen Dempsey - mother of James Dempsey, for consideration of US$.20 per share. In addition, Carolyn Davis also purchased 100,000 shares of the Company's Common Stock, for consideration of US$.20 per share, in the offering conducted pursuant to the Company's SB-2 registration statement declared effective by the SEC as of September 19, 2005. Pursuant to the laws of British Columbia, Mr. Tibor Gajdics was also deemed a founder. Mr. Gajdics purchased 100,000 shares of the Company's Common Stock, for consideration of US$.20 per share, in the offering conducted pursuant to the Company's SB-2 registration statement declared effective by the SEC as of September 19, 2005. Neither Mr. Dempsey nor Mr. Gajdics have received any form of compensation for their respective services to the Company.

Mr. Dempsey is not independent under the independence standards applicable to the small business issuer under paragraph (a)(1) of Item 407(a) of Regulation S-B.

Future transactions, if any, will be approved by a majority of the disinterested members and will be on terms no less favorable to us than those that could be obtained from unaffiliated parties.

EXPERTS

ACCOUNTANT

Our Audited Financial Statements for the period from April 5, 2004 (inception) to August 31, 2007, have been included in this prospectus in reliance upon Amisano Hanson, Chartered Accountants, 750 West Pender Street, Suite 604, Vancouver, B.C. Canada, V6C 2T7, tel. 604-689-0188, as experts in accounting and auditing.

ATTORNEY

The  validity of the shares of common stock in the SB-2  registration  statement and offering was passed upon for us by Michael J. Morrison, Chtd., 1495 Ridgeview Drive, Suite 220, Reno, NV, 89509, tel. 775-827-6300.


                                     PART IV

ITEM 13.  EXHIBITS

The following Exhibits 3.01-3.03 are incorporated herein by reference from our Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC File No. 333-121044, filed on December 7, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

EXHIBIT NO.   DOCUMENT DESCRIPTION

3.01          Articles of Incorporation.
3.02          Certificate of Amendment to
              Articles of Incorporation
3.03          Bylaws

All other previously filed exhibits are incorporated herein by reference.

The following documents are included herein:

EXHIBIT NO.   DOCUMENT DESCRIPTION

31.1          Certification   of   Principal   Executive   Officer
              pursuant   to  Rule   13a-15(e)   and  15d-   15(e),
              promulgated under the Securities and Exchange Act of 1934, as amended.
31.2          Certification   of   Principal   Financial   Officer
              pursuant   to  Rule   13a-15(e)   and  15d-   15(e),
              promulgated under the Securities and Exchange Act of 1934, as amended.
32.1          Certification pursuant to 18 U.S.C. Section 1350, as
              adopted    pursuant    to   Section   906   of   the
              Sarbanes-Oxley   Act  of   2002   (Chief   Executive
              Officer).
32.2          Certification pursuant to 18 U.S.C. Section 1350, as
              adopted    pursuant    to   Section   906   of   the
              Sarbanes-Oxley   Act  of   2002   (Chief   Financial
              Officer).
99.1          Letter from British Columbia Securities Commission, dated
              September 26, 2007.


Reports on Form 8-K: No reports were on filed on Form 8K during the period ended December 31, 2006.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

       2007    $19,970 Amisano Hanson, Chartered Accountants
       2006    $23,608 Amisano Hanson, Chartered Accountants

(2)    AUDIT-RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

       2007    $nil  Amisano Hanson, Chartered Accountants
       2006    $nil  Amisano Hanson, Chartered Accountants

(3) TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

       2007   $nil          Amisano Hanson, Chartered Accountants
       2006   $nil          Amisano Hanson, Chartered Accountants

(4) ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

       2007   $nil          Amisano Hanson, Chartered Accountants
       2006   $nil          Amisano Hanson, Chartered Accountants

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November 7, 2007            W. S. INDUSTRIES, INC.

                                   By: /s/ JAMES F. DEMPSEY
                                       _________________________________________
                                           James F. Dempsey
                                           President and Chief Executive Officer