Form 10QSB
period 2007-11-30
W. S. Industries, Inc.
filed 2008-01-14
CIK 1310497

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED NOVEMBER 30, 2007

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

There are 21,088,680 shares of common stock outstanding as of NOVEMBER 30, 2007.

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

                              W.S. INDUSTRIES, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                November 30, 2007

                                   (Unaudited)

                             (STATED IN US DOLLARS)



                             SEE ACCOMPANYING NOTES
                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                      November 30, 2007 and August 31, 2007
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                                                       November 30,         August 31,
                                                                                           2007                2007
                                                                                           ----                ----
                                        ASSETS
Current
        Cash                                                                             $ 61,279            $ 77,994

Investment - Note 2                                                                        22,596              22,596
Equipment                                                                                     524                 566
                                                                                         --------           ---------
                                                                                         $ 84,399           $ 101,156
                                                                                         ========           =========

                                       LIABILITIES
Current
        Accounts payable and accrued liabilities                                         $ 10,541           $   8,639
                                                                                         --------           ---------

                                      STOCKHOLDERS' EQUITY
Capital Stock - Note 3
        Common Stock, $0.001 par value
        25,000,000 authorized
        21,088,680 issued and outstanding (August 31, 2007: 21,088,680)                    21,089              21,089
Additional paid-in capital                                                                214,097             214,097
Deficit accumulated during the development stage                                         (167,665)           (149,901)
Cumulative effect of foreign currency translation adjustment                                6,337               7,232
                                                                                         --------           ---------
                                                                                           73,858              92,517
                                                                                         --------           ---------

                                                                                         $ 84,399           $ 101,156
                                                                                         ========           =========



                             SEE ACCOMPANYING NOTES


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                     for the three months ended November 30,
                 2007 and 2006 and for the period from April 5,
                  2004 (Date of Inception) to November 30, 2007
                                   (Unaudited)
                             (STATED IN US DOLLARS)

                                                                                                                   April 5, 2004
                                                                               Three months ended            (Date of Inception) to
                                                                                  November 30,                     November 30,
                                                                           2007                  2006                 2007
                                                                           ----                  ----                 ----

Revenue
        Storage rental fee                                               $        -             $  1,800           $   17,285
                                                                         ----------             ---------          ----------

Expenses
        Accounting and audit fees                                           14,528                 7,153               65,682
        Amortization                                                            42                    61                1,416
        Bad debt expense                                                         -                     -                8,085
        Bank charges and interest                                               80                    69                1,372
        Consulting fees                                                          -                     -                8,878
        Courier and postage - Note 4                                             -                     -                  177
        Entertainment                                                            -                     -                1,952
        Legal                                                                  959                     -               21,133
        Office and miscellaneous                                                 -                   265               11,233
        Registration and filing fees - Note 4                                1,426                   379               14,058
        Rent                                                                   707                 1,556               15,753
        Research and marketing                                                   -                     -                7,500
        Telephone                                                                -                     -                1,324
        Travel                                                                   -                     -                6,154
        Wages                                                                    -                     -                6,139
                                                                         ----------             ---------          ----------
                                                                            17,742                 9,483              170,856
                                                                         ----------             ---------          ----------

Loss before other items                                                    (17,742)               (7,683)            (153,571)
        Interest income (expense)                                                -                  (182)               4,327
        Foreign exchange loss                                                  (22)                  (32)              (8,421)
        Impairment of investment                                                 -                     -              (10,000)
                                                                         ----------             ---------          ----------

Net loss for the period                                                    (17,764)               (7,897)            (167,665)

Other comprehensive income (loss)
         Foreign currency translation adjustment                              (895)                 (746)               6,337
                                                                         ----------             ---------          ----------

Comprehensive loss for the period                                        $ (18,659)             $ (8,643)          $ (161,328)
                                                                         ==========             =========          ==========

Basic loss per share                                                       $ (0.00)              $ (0.00)
                                                                         ==========             =========

Weighted average number of shares outstanding                           21,088,680            21,088,680


                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                     for the three months ended November 30,
                 2007 and 2006 and for the period from April 5,
                  2004 (Date of Inception) to November 30, 2007
                                   (Unaudited)
                             (STATED IN US DOLLARS)

                                                                                                                  April 5, 2004
                                                                                   Three months ended         (Date of Inception) to
                                                                                      November 30,                  November 30,
                                                                                  2007                2006               2007
                                                                                  ----                ----               ----

Cash Flows used in Operating Activities
        Net loss for the period                                                $ (17,764)           $ (7,897)          $ (167,665)
        Items not affecting cash:
        Amortization                                                                  42                  61                1,416
        Bad debt expenses                                                              -                   -                8,085
        Impairment of investment                                                       -                   -               10,000
        Changes in non-cash working capital balances:
        Accounts receivable                                                            -               1,803               (8,085)
        Accounts payable and accrued liabilities                                   1,902               4,309               10,541
                                                                               ----------           ---------          -----------
Net cash used in operating activities                                            (15,820)             (1,724)            (145,708)
                                                                               ----------           ---------          -----------

Cash Flows from Financing Activities
        Common stock issued                                                            -                   -              297,186
        Common stock repurchased                                                       -                   -              (62,000)
                                                                               ----------           ---------          -----------
Net cash from financing activities                                                     -                   -              235,186
                                                                               ----------           ---------          -----------


Cash Flows used in Investing Activities
        Acquisition of equipment                                                       -                   -               (1,940)
        Acquisition of investments                                                     -                   -              (33,889)
                                                                               ----------           ---------          -----------
Net cash used in investing activities                                                  -                   -              (35,829)
                                                                               ----------           ---------          -----------

Effect of exchange rate changes on cash                                             (895)                  -                7,630
                                                                               ----------           ---------          -----------

Net increase (decrease) in cash during the period                                (16,715)             (1,724)              61,279

Cash, beginning of period                                                         77,994             122,004                    -
                                                                               ----------           ---------          -----------

Cash, end of period                                                            $  61,279            $120,280           $   61,279
                                                                               ==========           =========          ===========

Non-cash Transactions - Note 5


                             SEE ACCOMPANY      ING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                   EQUITY (DEFICIENCY) for the period April 5,
                  2004 (Date of Inception) to November 30, 2007
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                                                                       Cumulative
                                                                                        Deficit         Effect of
                                               (Note 4)                               Accumulated        Foreign
                                             Common Shares            Additional       During the       Currency
                                    --------------------------------    Paid-in       Development      Translation
                                        Number         Par Value        Capital          Stage         Adjustment         Total
                                        ------         ---------        -------          -----         ----------         -----

Issued for cash: - Note 5
   Private placement agreements
                 - at $0.000049        20,007,680   $       20,008  $     (19,022)  $            -   $           -   $         986
                 - at $0.01             2,000,000            2,000         18,000                -               -          20,000
                 - at $0.20                81,000               81         16,119                -               -          16,200
Foreign currency translation
adjustment                                      -                -              -                -             380             380
Net loss for the period                         -                -              -          (11,573)              -         (11,573)
                                    -------------   --------------  -------------   --------------   -------------   -------------

Balance, August 31, 2004               22,088,680           22,089         15,097          (11,573)            380          25,993
Foreign currency translation
adjustment                                      -                -              -                -           1,279           1,279
Net loss for the year                           -                -              -          (32,276)              -         (32,276)
                                    -------------   --------------  -------------   --------------   -------------   -------------

Balance, August 31, 2005               22,088,680           22,089         15,097          (43,849)          1,659          (5,004)
Issued for cash:
   Private placement agreements
                 - at $0.20             1,000,000            1,000        199,000                -               -         200,000
Shares repurchased
                 - at $0.20            (2,000,000)          (2,000)      (398,000)               -               -        (400,000)
Capital contribution                            -                -        398,000                -               -         398,000
Foreign currency translation
adjustment                                      -                -              -                -           4,788           4,788
Net loss for the year                           -                -              -          (51,090)              -         (51,090)
                                    -------------   --------------  -------------   --------------   -------------   -------------

Balance, August 31, 2006               21,088,680           21,089        214,097          (94,939)          6,447         146,694
Issued for cash:
   Private placement agreements
                 - at $0.20               300,000              300         59,700                -               -          60,000
Shares repurchased
                 - at $0.20              (300,000)            (300)       (59,700)               -               -         (60,000)
Foreign current translation
adjustment                                      -                -              -                -             785             785
Net loss for the year                           -                -              -          (54,962)              -         (54,962)
                                    -------------   --------------  -------------   --------------   -------------   -------------

Balance, August 31, 2007               21,088,680           21,089        214,097         (149,901)          7,232          92,517

                                                                                                                        .../cont'd

                             SEE ACCOMPANYING NOTES



                                                                                                                           Continued
                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                   EQUITY (DEFICIENCY) for the period April 5,
                  2004 (Date of Inception) to November 30, 2007
                                   (Unaudited)
                             (STATED IN US DOLLARS)




                                                                                                     Cumulative
                                                                                      Deficit         Effect of
                                             (Note 4)                               Accumulated        Foreign
                                           Common Shares            Additional       During the       Currency
                                  --------------------------------    Paid-in       Development      Translation
                                      Number         Par Value        Capital          Stage         Adjustment         Total
                                      ------         ---------        -------          -----         ----------         -----
Balance, August 31, 2007             21,088,680           21,089        214,097         (149,901)          7,232          92,517
Foreign current translation
 adjustment                                   -                -              -                -            (895)           (895)
Net loss for the period                       -                -              -          (17,764)              -         (17,764)
                                  -------------   --------------  -------------   --------------   -------------   -------------

Balance, November 30, 2007           21,088,680   $       21,089  $     214,097   $     (167,665)  $       6,337   $      73,858
                                  =============   ==============  =============   ==============   =============   =============








                             SEE ACCOMPANYING NOTES

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                November 30, 2007
                                   (Unaudited)
                             (STATED IN US DOLLARS)


Note 1        INTERIM REPORTING

              While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's August 31, 2007 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's August 31, 2007 annual financial statements.

              Operating results for the three months ended November 30, 2007 are not necessarily indicative of the results that can be expected for the year ended August 31, 2008.

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

Note 3        CAPITAL STOCK - Note 5 - (cont'd)

              In December 2006, the Company received an order for production from the British Columbia Securities Commission (BCSC) to provide certain information and documents relating to, inter alia, the sale of the SB-2 shares to verify the availability of the registration and prospectus exemptions relied upon by the Company in offering such share to residents of British Columbia. To resolve the matter, the Company issued a voluntary rescission offer to rescind any previous subscriptions of the SB-2 shares and offered a full refund of the subscription monies. In lieu and in place of the SB-2 shares, the Company offered an equivalent number of shares for sale pursuant to an updated private placement dated June 27, 2007. Of the nine SB-2 investors, three investors accepted the rescission offer at $0.20 per share and were refunded the total amount of their investment of $60,000 and 300,000 common shares were returned to treasury and cancelled. The remaining investors rejected the rescission offer and three new investors completed and paid the remaining portion of the private placement by the payment of $60,000.

Note 4        RELATED PARTY TRANSACTIONS - Note 5

              During the period ended August 31, 2004 the Company issued 20,007,680 shares to the director of the Company for expenses and loan proceeds as follows:

                                                                                                 April 5, 2004
                                                                                                    (Date of
                                                                   Three months ended            Inception) to
                                                                      November 30,                November 30,
                                                                2007               2006               2007
                                                                ----               ----               ----

              Courier and postage                          $              -   $              -   $            177
              Registration and filing fees                                -                  -                659
              Loan proceeds                                               -                  -                150
                                                           ----------------   ----------------   ----------------

                                                           $              -   $              -   $            986
                                                           ================   ================   ================


Note 5        NON-CASH TRANSACTIONS

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

              During the period April 5, 2004 (Date of Inception) to November 30, 2007:

              - the Company issued 20,007,680 common shares to a director of the Company to settle $986 due to a related party;

Note 5        NON-CASH TRANSACTIONS - (cont'd)

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

EFFECT OF INFLATION AND FOREIGN CURRENCY EXCHANGE

We have not realized a reduction in the price of our services as a result of domestic inflation. Nor have we experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with our foreign customers. All sales transactions to date have been denominated in U.S. Dollars. However, we pay our lease for storage space in Canadian dollars. The current exchange rate is US$1.00 = CDN$1.008 at November 30, 2007.

GOING CONCERN OPINION

We are a development stage corporation and commenced business operations APRIL 5, 2004. We have generated revenues of $17,285 from our business operation from APRIL 5, 2004 (date of incorporation) to November 30, 2007.

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

We intend to use THE COMPANY's WEBSITE as a marketing and sales tool. It is intended to outline the features and the benefits of our wine storage services, as well as acting as an information resource. The information contained on our WEBSITE is intended to allow potential consumers to quickly begin the wine storage process for the storage of their wine inventory. Our website information was updated to reflect our partnerships with new vendors. The Company is offering more services for our customers, they can now order wine-related products such as glassware, corkscrews, wine cabinets and wine racking for home cellars directly via our website.


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

At the end of the three-month period ended November 30, 2007, THE COMPANY had cash available in the amount of $61,279. For the three-month period ended November 30, 2007 we had a net loss of $17,764.

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

RESULTS OF OPERATIONS

FROM INCEPTION ON APRIL 5, 2004 TO NOVEMBER 30, 2007

During the period we incorporated THE COMPANY, hired the attorney, and hired the auditor all in respect to the preparation of the Registration Statement. We have prepared an internal business plan. We have acquired the domain name
"yourwinewizard.com." Our net loss since inception is $167,665. We have only recently started our business operations and had one (1) customer for our services, which generated revenues of $17,285. The company has secured a new facility which is to be upgraded. While this facility undergoes upgrades, the wine purchased by the Company is cellared offsite in a secure location.

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

As of November, 2007, we have only generated an accumulated total of $17,285 in revenues from our business operations. As of November, 2007, our total assets were $84,399 and our total liabilities were $10,541. As of November 30, we had cash of $61,279.

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

Date:  January 9, 2008                     W. S. INDUSTRIES, INC.

                                           /s/ JAMES F. DEMPSEY
                                           -----------------------
                                           James F. Dempsey
                                           President and Chief Executive Officer