Form 10QSB
period 2008-02-29
W. S. Industries, Inc.
filed 2008-04-15
CIK 1310497

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                     FOR THE QUARTER ENDED FEBRUARY 29, 2008


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


                                 2275 West 23rd
                                  Vancouver, BC
                                     V6L 1N3
                    ________________________________________
                    (Address of principal executive offices)


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

There are 21,088,680 shares of common stock outstanding as of FEBRUARY 29, 2008.

                                TABLE OF CONTENTS


                                                                            PAGE


PART I        FINANCIAL INFORMATION

ITEM  1       FINANCIAL STATEMENTS                                            3

ITEM  2       MANAGEMENT'S DISCUSSION OF OPERATIONS AND
              FINANCIAL CONDITION                                            11

PART II       OTHER INFORMATION

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K                               14

ITEM 7        SIGNATURES                                                     15

                             W.S. INDUSTRIES, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                February 29, 2008

                                   (Unaudited)

                             (STATED IN US DOLLARS)



                             W.S. INDUSTRIES, INC.
                         (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                     February 29, 2008 and August 31, 2007
                                  (Unaudited)
                             (Stated in US Dolars)


                                                                 February 29, 2008     August 31, 2007
                                                                 _________________     _______________
                                     ASSETS

Current
   Cash                                                             $   40,533            $  77,994

Investment - Note 3                                                     31,757               22,596
Equipment                                                                  481                  566
                                                                    __________            _________

                                                                    $   72,771            $ 101,156
                                                                    ==========            =========

                                  LIABILITIES

Current
   Accounts payable and accrued liabilities                         $    7,159            $   8,639
                                                                    __________            _________


                              STOCKHOLDERS' EQUITY

Capital Stock - Note 4
  Common Stock, $0.001 par value
  25,000,000 authorized
  21,088,680 issued and outstanding (August 31, 2007:
  21,088,680)                                                           21,089               21,089
Additional paid-in capital                                             214,097              214,097
Deficit accumulated during the development stage                     (175,833)             (149,901)
Cumulative effect of foreign currency translation adjustment            6,259                 7,232
                                                                    __________            _________

                                                                       65,612                92,517
                                                                    __________            _________

                                                                    $  72,771             $ 101,156
                                                                    ==========            =========


                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
        for the three and six months ended February 29, 2008 and 2007 and for the period from April 5, 2004 (Date of Inception) to February 29, 2008
                                   (Unaudited)
                             (STATED IN US DOLLARS)

                                                    Three months ended         Six months ended           April 5, 2004
                                                        February 29                 February 29,      (Date of Inception) to
                                                     2008         2007         2008         2007        February 29, 2008
                                                       $            $            $            $                  $
                                                  __________   __________   __________   __________   ______________________

Revenue
   Storage rental fee                                      -            -            -        1,800           17,285
                                                  __________   __________   __________   __________         ________

Expenses
   Accounting and audit fees                           4,067        3,759       18,595       10,912           69,749
   Amortization                                           42           60           84          121            1,458
   Bad debt expense                                        -            -            -            -            8,085
   Bank charges and interest                              74           53          154          122            1,446
   Consulting fees                                         -            -            -            -            8,878
   Courier and postage - Note 5                            -            -            -            -              177
   Entertainment                                           -            -            -            -            1,952
   Legal                                               1,725        5,308        2,684        5,308           22,858
   Office and miscellaneous                               -           125            -          390           11,233
   Registration and filing fees - Note 5               1,249        1,931        2,675        2,310           15,307
   Rent                                                  711          619        1,418        2,175           16,464
   Research and marketing                                  -            -            -            -            7,500
   Telephone                                               -           36            -           36            1,324
   Travel                                                  -          672            -          672            6,154
   Wages                                                   -            -            -            -            6,139
                                                  __________   __________   __________   __________         ________

                                                       7,868       12,563       25,610       22,046          178,724
                                                  __________   __________   __________   __________         ________

Loss before other items                               (7,868)     (12,563)     (25,610)     (20,246)        (161,439)
   Interest income (expense)                               -            -            -         (182)           4,327
   Foreign exchange loss                                (300)      (1,289)        (322)      (1,321)          (8,721)
   Impairment of investment                                -            -            -            -          (10,000)
                                                  __________   __________   __________   __________         ________

Net loss for the period                               (8,168)     (13,852)     (25,932)     (21,749)        (175,833)
Other comprehensive income (loss)
   Foreign currency translation adjustment               (78)         602         (973)        (144)           6,259
                                                  __________   __________   __________   __________         ________

Comprehensive loss for the period                     (8,246)     (13,250)     (26,905)     (21,893)        (169,574)

                                                  ==========   ==========   ==========   ==========         ========
Basic loss per share                                   (0.00)       (0.00)       (0.00)       (0.00)
                                                  ==========   ==========   ==========   ==========

Weighted average number of shares outstanding     21,088,680   21,088,680   21,088,680   21,088,680
                                                  __________   __________   __________   __________


                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
             for the six months ended February 29, 2008 and 2007 and
   for the period from April 5, 2004 (Date of Inception) to February 29, 2008
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                         Six months ended           April 5, 2004
                                                           February 29,         (Date of Inception) to
                                                        2008         2007         February 29, 2008
                                                      _________    _________     _____________________

Cash Flows used in Operating Activities
   Net loss for the period                            $ (25,932)   $ (21,749)         $ (175,833)
   Items not affecting cash:
      Amortization                                           84          121               1,458
      Bad debt expenses                                       -            -               8,085
      Impairment of investment                                -            -              10,000
   Changes in non-cash working capital balances:
      Accounts receivable                                     -        1,803              (8,085)
      Accounts payable and accrued liabilities           (1,480)      (3,133)              7,159
                                                      _________    _________          __________
Net cash used in operating activities                   (27,328)     (22,958)           (157,216)

Cash Flows from Financing Activities
   Common stock issued                                        -            -             297,186
   Common stock repurchased                                   -            -             (62,000)
                                                      _________    _________          __________

Net cash from financing activities                            -            -             235,186
                                                      _________    _________          __________

Cash Flows used in Investing Activities
   Acquisition of equipment                                   -            -              (1,940)
   Acquisition of investments                            (9,160)           -             (43,049)
                                                      _________    _________          __________

Net cash used in investing activities                    (9,160)           -             (44,989)
                                                      _________    _________          __________

Effect of exchange rate changes on cash                    (973)       1,149               7,552
                                                      _________    _________          __________

Net Increase (decrease) in cash during the period       (37,461)     (21,809)             40,533

Cash, beginning of period                                77,994      122,004                   -
                                                      _________    _________          __________

Cash, end of period                                   $  40,533    $ 100,195          $   40,533
                                                      =========    =========          ==========

Non-cash Transactions - Note 6


                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      for the period April 5, 2004 (Date of Inception) to February 29, 2008

                                   (Unaudited)
                             (STATED IN US DOLLARS)

                                                                                             Cumulative
                                                                                 Deficit     Effect of
                                                (Note 4)                       Accumulated     Foreign
                                             Common Shares        Additional   During the     Currency
                                         ______________________    Paid-in     Development   Translation
                                           Number     Par Value    Capital        Stage      Adjustment      Total
                                         __________   _________   __________   ___________   ___________   _________

Issued for cash: - Note 6
   Private placement agreements
                 - at $0.000049          20,007,680    $20,008    $  (19,022)   $       -      $      -    $     986
                 - at $0.01               2,000,000      2,000        18,000            -             -       20,000
                 - at $0.20                  81,000         81        16,119            -             -       16,200
Foreign currency translation
adjustment                                        -          -             -            -           380          380
Net loss for the period                           -          -             -      (11,573)            -      (11,573)
                                         __________    _______    __________    _________      ________    _________

Balance, August 31, 2004                 22,088,680     22,089        15,097      (11,573)          380       25,993
Foreign currency translation
adjustment                                        -          -             -            -         1,279        1,279
Net loss for the year                             -          -             -      (32,276)            -      (32,276)
                                         __________    _______    __________    _________      ________    _________

Balance, August 31, 2005                 22,088,680     22,089        15,097      (43,849)        1,659       (5,004)
Issued for cash:
   Private placement agreements
                 - at $0.20               1,000,000      1,000       199,000            -             -      200,000
Shares repurchased
                 - at $0.20              (2,000,000)    (2,000)     (398,000)           -             -     (400,000)
Capital contribution                              -          -       398,000            -             -      398,000
Foreign currency translation
adjustment                                        -          -             -            -         4,7          4,788
Net loss for the year                             -          -             -      (51,090)                   (51,090)
                                         __________    _______    __________    _________      ________    _________

Balance, August 31, 2006                 21,088,680     21,089       214,097      (94,939)        6,447      146,694
Issued for cash:
   Private placement agreements
                 - at $0.20                 300,000        300        59,700            -             -       60,000
Shares repurchased
                 - at $0.20                (300,000)      (300)      (59,700)           -             -      (60,000)
Foreign current translation adjustment
                                                  -          -             -            -           785          785
Net loss for the year                             -          -             -      (54,962)            -      (54,962)
                                         __________    _______    __________    _________      ________    _________

Balance, August 31, 2007                 21,088,680     21,089       214,097     (149,901)       7,232        92,517

                                                                                                          .../cont'd

                             SEE ACCOMPANYING NOTES



                                                                                                           Continued

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      for the period April 5, 2004 (Date of Inception) to February 29, 2008

                                   (Unaudited)
                             (STATED IN US DOLLARS)

                                                                                             Cumulative
                                                                                 Deficit     Effect of
                                                (Note 4)                       Accumulated     Foreign
                                             Common Shares        Additional   During the     Currency
                                         ______________________    Paid-in     Development   Translation
                                           Number     Par Value    Capital        Stage      Adjustment      Total
                                         __________   _________   __________   ___________   ___________   _________

Balance, August 31, 2007                 21,088,680     21,089       214,097     (149,901)        7,232       92,517
Foreign current translation
 adjustment                                       -          -             -            -          (973)        (973)
Net loss for the period                           -          -             -      (25,932)            -      (25,932)
                                         __________    _______    __________    _________      ________    _________

Balance, February 29, 2008               21,088,680    $21,089    $  214,097    $(175,833)     $  6,259    $  65,612
                                         ==========    =======    ==========    =========      ========    =========


                             SEE ACCOMPANYING NOTES


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                February 29, 2008
                                   (Unaudited)
                             (STATED IN US DOLLARS)


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

              Operating results for the six months ended February 29, 2008 are not necessarily indicative of the results that can be expected for the year ended August 31, 2008.

NOTE 2        NATURE OF OPERATION ABILITY TO CONTINUE AS A GOING CONCERN

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 29, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $175,833 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3        INVESTMENT

              The investment is comprised of wine purchased for appreciation and long-term resale. The wine is valued at the lower of cost and net realizable value. Cost is determined using the average cost method. The Company does not anticipate selling the product during the next twelve months.

NOTE 4        CAPITAL STOCK - Note 5

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

NOTE 5        RELATED PARTY TRANSACTIONS - Note 6

              During the period ended August 31, 2004 the Company issued 20,007,680 shares to the director of the Company for expenses and loan proceeds as follows:

                                                                   April 5, 2004
                                                                   (Date of
                                              Six months ended     Inception) to
                                                February 29,       February 29,
                                              2008        2007     2008
                                              ____        ____     _____________

              Courier and postage             $  -        $  -         $ 177
              Registration and filing fees       -           -           659
              Loan proceeds                      -           -           150
                                              ____        ____         _____

                                              $  -        $  -         $ 986
                                              ====        =====        =====

NOTE 6        NON-CASH TRANSACTIONS

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

              During the period April 5, 2004 (Date of Inception) to February 29, 2008:

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

EFFECT OF INFLATION AND FOREIGN CURRENCY EXCHANGE

We have not realized a reduction in the price of our services as a result of domestic inflation. Nor have we experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with our foreign customers. All sales transactions to date have been denominated in U.S. Dollars. However, we pay our lease for storage space in Canadian dollars. The current exchange rate is US$1.00 = CDN$.9798 at February 29, 2008.

GOING CONCERN OPINION

We are a development stage corporation and commenced business operations APRIL 5, 2004. We have generated revenues of $17,285 from our business operation from APRIL 5, 2004 (date of incorporation) to February 29, 2008.

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

We have only one officer and director; he is responsible for our managerial and organizational structure, which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

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

The Company's WEBSITE is designed to be used as a marketing and sales tool. It will outline the features and the benefits of our wine storage services, as well as acting as an information resource. The information contained on our WEBSITE will allow potential consumers to quickly begin the process for the storage of their wine inventory. Our website information has been updated to reflect our partnerships with new vendors. The Company is offering, and intends to offer, more services for our customers, at the present time they can order wine-related products such as glassware, corkscrews, wine cabinets and wine racking for their home cellars directly via our website.

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

At the end of the three-month period ended February 29, 2008, THE COMPANY had cash available in the amount of $40,533. For the three-month period ended February 29, 2008 we had a net loss of $8,168.

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

RESULTS OF OPERATIONS

FROM INCEPTION ON APRIL 5, 2004 TO FEBRUARY 29, 2008

During the period we incorporated THE COMPANY, hired the attorney, and hired the auditor all in respect to the preparation of the Registration Statement. We have prepared an internal business plan. We have acquired the domain name
"yourwinewizard.com." Our net loss since inception is $175,833. We have only recently started our business operations and had one (1) customer for our services, which generated revenues of $17,285. The company has secured a new facility which is to be upgraded. While this facility undergoes upgrades, the wine purchased by the Company is cellared offsite in a secure location.

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

As of February, 2008, we have only generated an accumulated total of $17,285 in revenues from our business operations. As of February, 2008, our total assets were $72,771 and our total liabilities were $7,159. As of February 29, 2008 we had cash of $40,533.

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



Date:  April 11, 2008                  W. S. INDUSTRIES, INC.



                                       /s/ JAMES F. DEMPSEY
                                       _________________________________________
                                           James F. Dempsey
                                           President and Chief Executive Officer