Form 10KSB/A
period 2007-08-31
W. S. Industries, Inc.
filed 2008-06-16
CIK 1310497

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-KSB
                                 AMENDMENT NO. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes /X/ No / /

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

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

99.1          Letter   from  British   Columbia  Securities   Commission,  dated
              September 26, 2007. (incorporated by reference to our Form 10-KSB filed with the Commission on November 28, 2007)


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



Date:  June 12, 2008               W. S. INDUSTRIES, INC.



                                   By: /s/ JAMES F. DEMPSEY
                                       _________________________________________
                                           James F. Dempsey
                                           President and Chief Executive Officer