Form 10QSB
period 2008-05-31
W. S. Industries, Inc.
filed 2008-07-11
CIK 1310497

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 2008

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

   There are 21,088,680 shares of common stock outstanding as of MAY 31, 2008.

                              W.S. INDUSTRIES, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  May 31, 2008

                                   (Unaudited)

                             (STATED IN US DOLLARS)


                             SEE ACCOMPANYING NOTES
                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                        May 31, 2008 and August 31, 2007
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                                                          May 31,           August 31,
                                                                                           2008                2007
                                        ASSETS
Current
        Cash                                                                             $ 18,332           $  77,994

Investment - Note 3                                                                        45,548              22,596
Equipment                                                                                     438                 566
                                                                                         ________           _________

                                                                                         $ 64,318           $ 101,156
                                                                                         ========           =========


                                       LIABILITIES
Current
        Accounts payable and accrued liabilities                                         $ 28,962             $ 8,639
                                                                                         ________           _________

                                      STOCKHOLDERS' EQUITY
Capital Stock - Note 4
        Common Stock, $0.001 par value
        25,000,000 authorized
        21,088,680 issued and outstanding (August 31, 2007: 21,088,680)                    21,089              21,089
Additional paid-in capital                                                                214,097             214,097
Deficit accumulated during the development stage                                         (206,040)           (149,901)
Cumulative effect of foreign currency translation adjustment                                6,210               7,232
                                                                                         ________           _________
                                                                                           35,356              92,517
                                                                                         ________           _________

                                                                                         $ 64,318           $ 101,156
                                                                                         ========           =========


                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                   for the three and nine months ended May 31,
                 2008 and 2007 and for the period from April 5,
                    2004 (Date of Inception) to May 31, 2008
                                   (Unaudited)
                             (STATED IN US DOLLARS)
                                                                                                                      April 5, 2004
                                                                                                                        (Date of
                                             Three months ended                     Nine months ended                 Inception) to
                                                  May 31,                                May 31,                          May 31,
                                         2008                       2007              2008                2007            2008
                                         ____                       ____              ____                ____            ____
Revenue
   Storage rental fee                $              -  $                 -  $             -  $             1,800  $        17,285
                                     ________________  ___________________  _______________  ___________________  _______________

Expenses
   Accounting and audit fees                    3,851                4,072           22,446               14,984           73,600
   Amortization                                    42                   61              126                  182            1,500
   Bad debt expense                                 -                    -                -                    -            8,085
   Bank charges and interest                      639                   64              793                  368            2,267
   Consulting fees                                  -                    -                -                    -            8,878
   Courier and postage - Note 5                     -                    -                -                    -              177
   Equipment                                        -                    -                -                    -            1,952
   Legal                                        1,632                1,586            4,316                6,894           24,490
   Management fees                             22,500                    -           22,500                    -           22,500
   Office and miscellaneous                         -                    -                -                  390           11,233
   Registration and filing fees -                 446                  790            3,121                3,100           15,753
Note 5
   Rent                                           709                  632            2,127               2,8007           17,173
   Research and marketing                           -                    -                -                    -            7,500
   Telephone                                      203                  181              203                  217            1,527
   Travel                                           -                    -                -                  672            6,154
   Wages                                            -                    -                -                    -            6,139
                                     ________________  ___________________  _______________  ___________________  _______________

                                               30,022                7,386           55,632               29,614          208,928
                                     ________________  ___________________  _______________  ___________________  _______________

Loss before other items                       (30,022)              (7,386)         (55,632)             (27,814)        (191,643)
   Interest income                                  -                    -                -                    -            4,509
   Foreign exchange loss                         (185)                (392)            (507)              (1,713)          (8,906)
   Impairment of investment                         -                    -                -                    -          (10,000)
                                     ________________  ___________________  _______________  ___________________  _______________

Net loss for the period                       (30,207)              (7,778)         (56,139)             (29,527)        (206,040)

Other comprehensive income (loss)
   Foreign currency translation                   (49)                 324           (1,022)                 180            6,210
   adjustment
                                     ________________  ___________________  _______________  ___________________  _______________

Comprehensive loss for the period    $        (30,256) $            (7,454) $       (57,161) $           (29,347) $      (199,830)
                                     ================  ===================  ===============  ===================  ===============

Basic loss per share                 $          (0.00) $             (0.00) $         (0.00) $             (0.00)
                                     ================  ===================  ===============  ===================
Weighted average number of shares
outstanding                                21,088,680           21,088,680      21,088,6801           21,088,680
                                     ================  ===================  ===============  ===================



                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                     for the nine months ended May 31, 2008
                 and 2007 and for the period from April 5, 2004
                       (Date of Inception) to May 31, 2008
                                   (Unaudited)
                             (STATED IN US DOLLARS)

                                                                                                                     April 5, 2004
                                                                                  Nine months ended           (Date of Inception) to
                                                                                        May 31,                        May 31,
                                                                                  2008                2007              2008

Cash Flows used in Operating Activities
        Net loss for the period                                                $ (56,139)          $ (29,527)          $ (206,040)
        Items not affecting cash:
        Amortization                                                                 126                 182                1,500
        Bad debt expenses                                                              -                   -                8,085
        Impairment of investment                                                       -                   -               10,000
        Changes in non-cash working capital balances:
        Accounts receivable                                                            -               2,303               (8,085)
        Accounts payable and accrued liabilities                                  20,323              (2,933)              28,962
                                                                               _________           _________           __________
Net cash used in operating activities                                            (35,690)            (29,975)            (165,578)
                                                                               _________           _________           __________

Cash Flows from Financing Activities
        Common stock issued                                                            -                   -              297,186
        Common stock repurchased                                                       -                   -              (62,000)
                                                                               _________           _________           __________
Net cash from financing activities                                                     -                   -              235,186
                                                                               _________           _________           __________

Cash Flows used in Investing Activities
        Acquisition of equipment                                                       -                   -               (1,940)
        Acquisition of investments                                               (22,952)                  -              (56,841)
                                                                               _________           _________           __________
Net cash used in investing activities                                            (22,952)                  -              (58,781)
                                                                               _________           _________           __________

Effect of exchange rate changes on cash                                           (1,020)              1,473                7,505
                                                                               _________           _________           __________

Net increase (decrease) in cash during the period                                (59,662)            (28,502)              18,332

Cash, beginning of period                                                         77,994             122,004                    -
                                                                               _________           _________           __________

Cash, end of period                                                            $  18,332           $  93,502           $   18,332
                                                                               =========           =========           ==========
Non-cash Transactions - Note 6



                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        for the period April 5, 2004 (Date of Inception) to May 31, 2008
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                                                                         Cumulative
                                                                                          Deficit         Effect of
                                                 (Note 4)                               Accumulated        Foreign
                                               Common Shares            Additional       During the       Currency
                                      ______________________________      Paid-in       Development      Translation
                                          Number         Par Value        Capital          Stage         Adjustment        Total
                                          ______         _________        _______          _____         __________        _____

Issued for cash: - Note 6
   Private placement agreements
                 - at $0.000049          20,007,680   $       20,008  $     (19,022)  $            -   $           -  $        986
                 - at $0.01               2,000,000            2,000         18,000                -               -        20,000
                 - at $0.20                  81,000               81         16,119                -               -        16,200
Foreign currency translation
adjustment                                        -                -              -                -             380           380
Net loss for the period                           -                -              -          (11,573)              -       (11,573)
                                      _____________   ______________  _____________   ______________   _____________  ____________

Balance, August 31, 2004                 22,088,680           22,089         15,097          (11,573)            380        25,993
Foreign currency translation
adjustment                                        -                -              -                -           1,279         1,279
Net loss for the year                             -                -              -          (32,276)              -       (32,276)
                                      _____________   ______________  _____________   ______________   _____________  ____________

Balance, August 31, 2005                 22,088,680           22,089         15,097          (43,849)          1,659        (5,004)
Issued for cash:
   Private placement agreements
                 - at $0.20               1,000,000            1,000        199,000                -               -       200,000
Shares repurchased
                 - at $0.20              (2,000,000)          (2,000)      (398,000)               -               -      (400,000)
Capital contribution                              -                -        398,000                -               -       398,000
Foreign currency translation
adjustment                                        -                -              -                -           4,788         4,788
Net loss for the year                             -                -              -          (51,090)              -       (51,090)
                                      _____________   ______________  _____________   ______________   _____________  ____________

Balance, August 31, 2006                 21,088,680           21,089        214,097          (94,939)          6,447       146,694
Issued for cash:
   Private placement agreements
                 - at $0.20                 300,000              300         59,700                -               -        60,000
Shares repurchased
                 - at $0.20                (300,000)            (300)       (59,700)               -               -       (60,000)
Foreign current translation adjustment
                                                  -                -              -                -             785           785
Net loss for the year                             -                -              -          (54,962)              -       (54,962)
                                      _____________   ______________  _____________   ______________   _____________  ____________

Balance, August 31, 2007                 21,088,680           21,089        214,097         (149,901)          7,232        92,517

                                                                                                                        .../cont'd


                             SEE ACCOMPANYING NOTES



                                                                                                                         Continued
                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        for the period April 5, 2004 (Date of Inception) to May 31, 2008
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                                                                        Cumulative
                                                                                          Deficit         Effect of
                                                 (Note 4)                               Accumulated        Foreign
                                               Common Shares            Additional       During the       Currency
                                      ______________________________      Paid-in       Development      Translation
                                          Number         Par Value        Capital          Stage         Adjustment       Total
                                          ______         _________        _______          _____         __________       _____


Balance, August 31, 2007                 21,088,680           21,089        214,097         (149,901)          7,232        92,517
Foreign current translation
 adjustment                                       -                -              -                -          (1,022)       (1,022)
Net loss for the period                           -                -              -          (56,139)              -       (56,139)
                                      _____________   ______________  _____________   ______________   _____________  ____________

Balance, May 31, 2008                    21,088,680   $       21,089  $     214,097   $     (206,040)  $       6,210  $     35,356
                                      =============   ==============  =============   ==============   =============  ============





                             SEE ACCOMPANYING NOTES

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2008
                                   (Unaudited)
                             (STATED IN US DOLLARS)


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

              Operating results for the nine months ended May 31, 2008 are not necessarily indicative of the results that can be expected for the year ended August 31, 2008.

Note 2        NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $206,040, has a working capital deficiency of $10,630 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Note 5        RELATED PARTY TRANSACTIONS - Note 6

              During the period ended August 31, 2004 the Company issued 20,007,680 shares to the director of the Company for expenses and loan proceeds totalling $986 as follows:

                                                          April 5, 2004
                                                             (Date of
                                                            Inception)
                                                                to
                                                            August 31,
                                                               2004

              Courier and postage                        $            177
              Registration and filing fees                            659
              Loan proceeds                                           150
                                                         ----------------

                                                         $            986
                                                         ================

Note 6        NON-CASH TRANSACTIONS

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

              During the period  April 5, 2004  (Date of  Inception)  to May 31,
              2008:

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

INTRODUCTION
Management's Discussion and Analysis (MD&A) is intended to facilitate an understanding of our business and results of operations. This MD&A should be read in conjunction with our Financial Statements and the accompanying Notes to Financial Statements included elsewhere in this report. This MD&A consists of the following sections:
o Overview: a summary of our business.
o Critical Accounting Policies: a discussion of critical accounting policies that require the exercise of judgments and estimates
o Results of Operations: a discussion of operating results.
o Financial Condition, Liquidity and Capital Resources: an analysis of cash flows, sources and uses of cash, contractual obligations and financial position.

OVERVIEW

WS Industries was founded as a wine storage company and re-seller of fine wine accessories. In the last six months, the Company has purchased wine for investment and resale purposes; there are no plans to sell any of our wines in the next 12 months. However, the Company's inventory of fine wines may become available for resale to the discerning wine connoisseur in the future. The Company has a website at WWW.YOURWINEWIZARD.COM where potential customers will find a description of our services and information regarding the storage of fine wines. The website also provides customers with a web-based retail store where they can order wine related accessories such as glassware, corkscrews, wine cabinets and wine racking for their home cellars. The website is continually undergoing upgrades and the next phase of operations will include the addition of online ordering and secure online payment facilities.

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

EFFECT OF INFLATION AND FOREIGN CURRENCY EXCHANGE

We have not realized a reduction in the price of our services as a result of domestic inflation. Nor have we experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with our foreign customers. All sales transactions to date have been denominated in U.S. Dollars. However, we pay our lease for storage space in Canadian dollars. The current exchange rate is US$1.00 = CDN$.9942 at May 31, 2008.

GOING CONCERN OPINION

We are a development stage corporation and commenced business operations APRIL 5, 2004.

We included a going concern disclosure in our financial statements. We believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have developed a WEBSITE for OUR COMPANY: WWW.YOURWINEWIZARD.COM. We must raise cash from sources other than operations, such as investments by others in OUR COMPANY, we may raise cash to further develop our project.

WS Industries has one officer and director; he is responsible for our managerial and organizational structure, which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause investors to lose their investment.

OFF BALANCE SHEET ARRANGEMENTS

THE COMPANY does not have any off balance sheet arrangements.

RESULTS OF OPERATIONS

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

From inception on April 5, 2004 to May 31, 2008 we incorporated THE COMPANY, hired the attorney, and hired the auditor all in respect to the preparation of the Registration Statement. We prepared an internal business plan. We acquired the domain name "yourwinewizard.com." Our net loss since inception is $199,830. When we started our business operations, we had one (1) customer for our services, said customer generated revenues of $17,285. At this time, the company is upgrading its new facility, while this facility undergoes upgrades, the wine purchased by the Company is cellared offsite in a secure location. The Company also continues to seek out new vendors whose products can be represented and resold by the company via our website.

At the end of the three-month period ended May 31, 2008, the Company had cash available in the amount of $18,332. For the three-month period ended May 31, 2008 we had a net loss of $30,207. For the period from April 5, 2004 (date of inception) to May 31, 2008, we have only generated an accumulated total of $17,285 in revenues from our business operations. As at May 31, 2008, our total assets were $64,318 and our total liabilities were $28,962.

On March 1, 2008 the Company entered into a Management Agreement with a private company to provide management consulting services for a monthly fee of US
$7,500. With the addition of this consultant, more time will be spent implementing the company's plans which include the upgrade of the wine storage facility, identifying new vendors, updating and maintaining the website and seeking out new customers for our products.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company with limited operations and revenues. Management has made $985.60 of contributions to our business and the Company has raised a total of $297,186 net of repurchase of $62,000, through Private Placements. Management's capital contributions may be accomplished through interest-bearing promissory notes between our company and management. We have not determined the amount of funds that will be necessary for management to contribute or if there is any need management to contribute any funds at all. Nor is there any assurance our management will have funds available to loan us as and when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties and there is no assurance we will be able to do so.

Until upgrades and/or expansion of the Company's website and wine storage and cellaring facilities are performed, we do not expect to have any significant revenues from our operations. If additional capital is raised through the sale of equity, the issuance of the securities will result in dilution to our shareholders. We anticipate that if our WEBSITE and our wine storage and cellaring facilities are expanded, of which there can be no assurance, we will generate revenues from wine storage and retail sales of wine related products. There is no assurance that we will be successful in marketing our retail products or wine storage services. We have no other proposed sources of revenue. Therefore, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan. Furthermore, if we are unable to negotiate suitable arrangements with wine-related suppliers or vendors to advertise on our WEBSITE or allow us to represent their companies, or if we are unable to attract clients to use our wine storage services, we may have to suspend or cease operations.

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


PART II       OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              There was one report on Form 8-K dated March 18, 2008, filed during the quarter for which this report is filed. The following exhibits are filed with this report:

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

Date:  July 11, 2008                  W. S. INDUSTRIES, INC.

                                      /s/ JAMES F. DEMPSEY
                                      _________________________________________
                                          James F. Dempsey
                                          President and Chief Executive Officer