Form 10KSB
period 2008-08-31
W. S. Industries, Inc.
filed 2008-12-03
CIK 1310497

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB



              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended: August 31, 2008

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

         4255 Arbutus St.
   Suite 250, Vancouver, BC                                V6J 4R1
________________________________________________________________________________
(Address of principal executive offices)                  (Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes / X / No / /

Registrant's revenues for the most recent fiscal year and for the period covered by this report are $0.00

On August 31, 2008 there was no aggregate market value of the voting stock held by non-affiliates of the Registrant because there is no public market for the stock.

State the number of shares outstanding of each of registrant's classes of common equity, for the period covered by this report and as at the latest practicable date:

At August 31, 2008 and as of the date hereof, there were outstanding 21,088,680 shares of the registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

TABLE OF CONTENTS

PART I........................................................................4
   ITEM 1.  DESCRIPTION OF BUSINESS...........................................4
   ITEM 2.  DESCRIPTION OF PROPERTY..........................................10
   ITEM 3.  LEGAL PROCEEDINGS................................................10
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............10

PART II......................................................................11
   ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND
              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES...........11
   ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS...............................12

PART III.....................................................................16
   ITEM 7.  FINANCIAL STATEMENTS.............................................16
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE...........................................10
   ITEM 8 A.CONTROLS AND PROCEDURES..........................................10
   ITEM 8 B.OTHER INFORMATION................................................11
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
              CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE
              EXCHANGE ACT...................................................12
   ITEM 10. EXECUTIVE COMPENSATION...........................................12
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED STOCKHOLDER MATTERS................................14
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
              INDEPENDENCE...................................................14

PART IV......................................................................15
   ITEM 13. EXHIBITS.........................................................15
   ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES...........................16

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

DISCLAIMER

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WHICH REFLECT, AMONG OTHER THINGS, MANAGEMENT'S EXPECTATIONS REGARDING THE COMPANY'S FUTURE GROWTH, RESULTS OF OPERATIONS, PERFORMANCE AND BUSINESS PROSPECTS AND OPPORTUNITIES. THE USE OF ANY OF THE WORDS "ANTICIPATE", "CONTINUE", "ESTIMATE", "EXPECT", "MAY", "WILL", "PROJECT", "SHOULD", "BELIEVE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN THESE FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS BUT NO ASSURANCE CAN BE GIVEN THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT AND THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT SHOULD NOT BE UNDULY RELIED UPON. THESE STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT AND SAVE AND EXCEPT AS REQUIRED UNDER APPLICABLE SECURITIES LEGISLATION THE COMPANY ASSUMES NO OBLIGATION TO UPDATE OR REVISE THEM TO REFLECT NEW EVENTS OR CIRCUMSTANCES.


COMPANY OVERVIEW
W.S. Industries, Inc. (or "the Company") was incorporated in the State of Nevada on April 5, 2004, for the purpose of providing consulting services to businesses, and engaging in any other lawful activity. The Company's principal address is 4255 Arbutus St.
Suite 250, Vancouver, BC V6J 4R1

W.S. Industries, Inc. has been in the development stage since inception and has nominal operating history and revenues. Since inception up to and including the date of this report, the Company has been engaged in the wine storage business.


PRINCIPAL PRODUCTS AND SERVICES
The Company has a web site at WWW.YOURWINEWIZARD.COM. The site is updated regularly to reflect our services as we add new ones and refine existing services.

During 2008 the Company leased unfinished storage space on a month-to-month basis for our wine storage services; the monthly rental was Cdn$238.00. Fully equipped, the Company's wine storage facility will provide a private, secure, temperature and humidity controlled space for the storage, preservation and aging of wines. Our Company provides services and information concerning wine storage, the cellaring of fine wines and accessories for the oenophile. The sales and administrative operations of the business are currently being run from the office of Mr. Dempsey, the Company's President.

By visiting the website, existing and potential customers, and other interested parties can obtain information regarding wine storage and, more specifically, the wine storage services we provide. The site offers customers a chance to quickly and efficiently begin the wine storage process. Later, additional features such as electronic registration of a clients' wine collection and online inventory access for clients, through a dedicated database on the Company's server, will serve to enhance the wine storage experience. Potential customers can contact the Company electronically and will be contacted by a representative of the company.

The Company sells a variety of wine related products and accessories, information about these products is on our website at WWW.YOURWINEWIZARD.COM. The Company is a dealer for a variety of upscale and high end wine products including wine coolers, custom designed wine coolers, hardwood wine racking manufactured in Canada and the United States, fine crystal stemware, wine buckets, wine cork removers and an assortment of other wine accessories to please the serious wine enthusiast as well as the casual wine drinker. Our Company sells fine brands such as Cavavin wine coolers, and Spiegelau glassware.

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

Through a secure server WWW.YOURWINEWIZARD.COM intends to offer online shopping to our customers so they can order from our full line of wine accessories directly through the secure website using a credit card. At the present time customers will need to contact our representative directly and can pay by cash or money order.

Our website content currently consists of information relating to the wine industry, and in particular, content dealing with wine storage and cellaring, and related issues. More expansive and detailed information may be developed in the future.

WINE STORAGE AND CELLARING
The growing trend toward having a personal wine collection means that consumers need reliable, easy-to-read information about wine storage and the aging of wines. Your Wine Wizard will be a one stop destination for basic, simplified information about wine storage and will introduce the consumer to why our services would be useful and indeed, necessary. In this way, we hope to interest them in using our services.

WEBSITE
Currently our website, www.yourwinewizard.com is developed and operating. Our website is intended to be a simple, well-designed site that is in keeping with the latest trends in user interface design. We believe that a site that is too flashy or tries to use too much of the latest Shockwave or Flash technology can be overdone and cause potential clients to look elsewhere. We believe that, to the prospective clients we intend to target, time is valuable and a website that takes too long to load or is difficult to navigate may not appeal to them. Within the past year, our IT (information technology) provider has maintained the website, adding new content when necessary and enhancing the code to make the site readable on all browsers and ready to go as an interactive vehicle for our customers. We have one email address up and running, that is INFO@YOURWINEWIZARD.COM and will add more as the need arises.

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

MARKETING STRATEGY
Our website, www.Your Wine Wizard is continuing to be improved on and must think about its marketing strategy and the brand it is presenting to its potential customers and possible competitors. To create a positive brand in a very competitive marketplace the Company has a marketing plan that includes the following components:

     o    Our Website: www.yourwinewizard.com;
     o Strategic alliances with wineries, wine sellers and distributors throughout British Columbia, Canada. Your Wine Wizard will promote their products and services on our website for a set period of time in exchange for a predetermined fee;
     o Direct advertising of our services, including flyers and promotional material distributed via direct mail, handouts at trade shows, and retail outlet brochure racks;
     o Attendance at industry trade shows. Such events can create opportunities to meet potential customers as well as possible strategic allies within the wine industry;

     o Development of a customer database for direct emails highlighting updates to the Company's information and special offers to preferred email customers;
     o    Networking   via   tradeshows,   conferences   and   wine   enthusiast
          organizations.

Once the Company has a defined customer base, it will be important to maintain good customer relations to ensure customer retention and encourage referral based business. Customer-based marketing will include:

     o    Keeping our customers informed of updates to our website and services;

     o    Customer loyalty incentives;

     o    Referral incentives;

     o Exploring additional sales tactics to increase the total revenue per client through the sale of additional storage area and wine related products.


WEBSITE MARKETING STRATEGY
Web marketing will start with our known wine industry contacts whom we will ask to recommend our site. We will continue the strategy with long-term efforts to develop recognition in professional forums. We will seek to attract traffic to our website by a variety of online marketing tactics, such as search engine optimization, and utilizing link and banner exchange options.

ANTICIPATED REVENUE
We have identified four potential revenue streams:

     1. TERM REVENUE - By charging a fee for a given term from various suppliers who link with our website to advertise or promote their products or services;

     2. STORAGE REVENUE - By charging a fixed fee to all customers for storage of their wines in our storage facilities.;

     3. RETAIL PRODUCT SALES REVENUE - By becoming a retailer of wine accessories and wine related products and;

     4. ADVERTISING REVENUE - By charging a fee to suppliers who advertise their products or services on our website.

We intend to develop and maintain a database of all our clients so that we can anticipate various wine storage needs and continuously build and expand our services.

There is no assurance that we will be able to interest professional wine industry companies in promoting their products and services on our website or in promotional materials.

MARKETING AND SALES
We plan to continue to market our services through our website and provide wine storage service in Vancouver, B.C. As of the date of this report, we have an Internet service provider, web site developer and a web site, all of which we believe are necessary to execute our plan of business. We also plan to market our services through e-mail advertising, direct mail and direct sales of our services. We have not conducted any market testing to determine the nature, extent or characteristics of the market for our services and we have not yet commenced our marketing activities.

NEW PRODUCTS OR SERVICES
Other than the services described in this report, we currently have no new products or services planned, announced, or planned to be announced to the public.

COMPETITIVE BUSINESS CONDITIONS
We will face competition from all segments of the wine and wine storage business and industry. We will compete with wine storage and other storage-related companies that have superior wine-related and storage experience and/or services which they now, or may, in the future, offer to their potential or existing customers. Many of these companies have other sources of revenues and possess resources far greater than ours, and we currently must rely only on our current capital, and the fees generated through our wine storage services to compete. In addition, these companies may have better marketing and distribution channels. There can be no assurance we will be able to compete effectively in this highly competitive industry, which could have a material adverse impact upon market acceptance and the anticipated success of our business. The main, existing and potential competitors for our wine storage business include any business involved in the wine, storage, distribution of wine or related services and manufacturers of refrigeration and racking systems. The following are the websites of some of the competitor companies currently offering wine storage and related information: Vancouver Wine Vault Inc. - - www.winevault.ca, Urban Cellars www.urbancellars.ca, Iron Gate Cellarage Inc. www.irongatewine.com, Fine Wine Reserve Inc. www.finewinereserve.com.

OUR COMPETITIVE POSITION
We  believe   competition  takes  place  on  many  levels,   including  pricing,
convenience in obtaining information, specialization, and nature of services offered. We intend to serve as a content aggregator for wine storage related information on the Internet. We will seek to provide what we believe is an unbiased comprehensive information source, through our website, positioning us as a marketplace and facilitator for wine storage-related information.

Our objective is to provide information on our website that helps the consumer cut through the complex and confusing information available on the internet, and in other locations and sources, concerning wine storage and aging of wine, and seek to assist consumers in making a decision to use our wine storage services and facilities.

Within the industry, we will attempt to brand our website WWW.YOURWINEWIZARD.COM as the consumer's partner in his or her search for the most reliable wine storage service and wine storage information source. We will attempt to provide consumers with a one-stop shopping destination where they can access information and decision support tools, such as news on topics relating to wine storage. However, we have no assurance we will be successful in differentiating ourselves from our competitors, or that we will be successful in providing acceptable services or competing in the marketplace for our services. We will be using the internet to advertise our services, by paying other websites to place a link to our website on their website.

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

CUSTOMER BASE
We are assuming that, by establishing a broad customer base in the future, we will not have to depend on one or a few major customers for our revenues. There can be no assurance that this assumption is correct.

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

We intend to target this market using internet advertising and promotion of our website through links on other websites. We have not performed any marketing studies to assess whether a potential market exists for our proposed services, but we believe that there is such a market based on the existence of other wine storage and related product companies offering their services on the internet and the number of articles about fine wine storage and wine aging and management has seen in the media. We do not intend to perform any marketing studies prior to beginning operations. Based on the costs of similar services, we believe we can sustain a market for our services.

INTELLECTUAL PROPERTY
We do not have any trademarks, patents, licenses, royalty agreements, or other proprietary interests, except for the web domain name: www.yourwinewizard.com.

GOVERNMENTAL REGULATION ISSUES
The Company comes under the regulations of the British Columbia Securities Commission in British Columbia, Canada. The Company has no plans to expand outside of British Columbia, nor does the Company plan to transport alcohol outside the boundaries of British Columbia. We are affected by laws, rules and regulations directly applicable to access to or commerce on the Internet generally. However, due to increasing usage of the Internet, a number of laws and regulations may be adopted relating to the Internet, covering user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development for Internet commerce may prompt more stringent consumer protection laws imposing additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for Internet services and increase the cost of doing business on the Internet. These factors may have an adverse effect on our business, results of operations and financial condition. We currently see the issue of wine and the internet coming into focus in the U.S., but we have not seen any proposed legislation that would have any impact on our business. However, we intend to continue to monitor this situation closely.

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

REPORTS TO SECURITY HOLDERS
We are a reporting company under the requirements of the Exchange Act and file quarterly, annual and other reports with the Securities and Exchange Commission. Our annual report will contain the required audited financial statements. We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 100 F Street, NE, Washington, D.C. 20549.

Copies of the material may be obtained by mail from the Public Reference Section of the Commission at 100 F Street, NE, Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

Effective September, 2008 under new regulatory requirements of the British Columbia Securities Commission, as an over-the-counter-bulletin-board ("OTCBB") listed company conducting business in British Columbia, Canada, we became a reporting issuer in British Columbia and are required to file quarterly, annual and other reports on SEDAR. These regulatory filings can be viewed under the Company's profile at WWW.SEDAR.COM.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real property at this time, and we conduct our business from our sole officer and director's office located at Suite 250 - 4255 Arbutus Street, Vancouver, B.C. Canada.

The Company believes that existing office facilities are adequate for its needs through December 2009. Should the Company require additional space at that time, or prior thereto, the Company will attempt to secure space on commercially reasonable terms and without undue operational disruption.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding, nor are we aware of any pending or threatened legal proceeding against us or any officer or director which might be material to an evaluation of our management or have any potentially adverse effect upon the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of our fiscal year ending 2008, there were no matters submitted to a vote of our shareholders.

                                     PART II


ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Effective   July  2,  2008,   the   Company   is  listed  for   trading  on  the
Over-the-Counter Bulletin Board in the United States of America, since that date the shares had a low of $0.49 and a high of $0.50 per share.

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

PLAN OF OPERATIONS
We have raised a total of US$235,186 in our equity offerings; as a result, we have been able to satisfy our cash requirements since inception.

The Company estimates that it will need $125,000 to meet its operating needs, including general administrative costs for the upcoming fiscal year. In the next 12 months the Company will need to raise additional cash to continue operations. The Company will rely on its president to determine how to raise these funds, bearing in mind the best interests of the Company.

Our goal is to profitably sell our services and products, and we have put in place a plan to accomplish this goal. To reach our goal of profitability we have established a three step plan.

STEP 1
ENHANCE OUR WEBSITE.
To date we have made some improvements to the website and intend to further enhance the website by adding secure online ordering and payment portals, increasing the content to include wine related information, news and links, adding advertising from other wine related suppliers and merchants. The costs of implementing our marketing plans would be financed from our current cash or monies raised in future financings, including loans. Website development, maintenance and upgrade is an ongoing matter that will continue during the life of our operations. Website related work will be outsourced to a website production company. The cash required will be approximately $7,500.

STEP  2
MARKETING
We intend to continue our limited marketing plans.
We expect that our marketing efforts will focus on the benefits to be obtained from using our services and products. In order of priority, our marketing efforts will be directed toward the following activities: development and distribution of information; promotion of our website including arranging for website listings; industry relations. We expect that any costs incurred that are directly attributed to establishing and maintaining operations with industry personnel would be related to travel and communication; advertising, which may include direct mail and email promotion; and attendance and participation at industry events. The costs of implementing our marketing plans would be financed from our current cash or monies raised in future financings, including loans. We currently have no plans for future financings or loans. The amount of funds allocated for marketing activity is limited by the amount of funds available to us, which could negatively affect our ability to attract clientele and, consequently, our ability to generate revenue would be negatively affected. Marketing is an ongoing matter that will continue during the life of our operations. We estimate these costs to be $10,000.

STEP 3
ADMINISTRATION
Administrative duties will be performed by a part time assistant, hired on a contract basis.
If we are unable to negotiate suitable terms with any customers or prospective customers to enable us to attract clients to use our services, or if we are unable to sell products, then we may have to suspend or cease operations. We expect these costs to be approximately $12,000.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.


LIMITED OPERATING HISTORY | NEED FOR ADDITIONAL CAPITAL
There is limited historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have generated limited revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

To become profitable and competitive, we have to sell our services and products. We have no assurance that, if needed, future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.


RESULTS OF OPERATIONS
On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board ("OTCBB") under the symbol "WSID". We have no revenues from operations, have experienced losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

In the year ended August 31, 2008 our net loss was $128,246, compared to $54,962 for the year ended August 31, 2007. This increase was due to an increase in several areas. Accounting and audit fees for 2008 were $25,027 versus $12,470 in 2007, a 100% increase. This increase was due to an increase in the activity of the Company in 2008, an increase in the 2007 audit fee over the 2006, given the increased activity in 2007 and finally, as the exchange rate between the US dollar and the Canadian dollar was closer to par, audit related costs incurred in Canada became more expensive. The addition of an administrative assistant resulted in administrative services costs of $5,400 in 2008 compared to nil for 2007. Bank charges and interest were higher at $2,583 for 2008, in 2007 bank charges and interest were $411. This increase is a result of interest charges incurred against unpaid management fees owed to a non-related party.

Legal costs in 2008 were $5,592, down from a high of $19,352 in 2007. This was primarily related to completing procedures in 2007 to take the Company public, where in 2008 there was comparatively little of this. Management fees and bonuses amounted to $79,600 for 2008, and were $nil in 2007. This increase resulted from the addition of an outside management consultant to assist with the increased workload arising from the company's newly public status. The President of the company began charging the company a management fee effective June 1, 2008, and he was paid a bonus for his efforts achieving public status. Office and miscellaneous costs were down in 2008, at $213 versus $3,242 in 2007. The rent paid by the company in 2008 was $2,372, $3,482 in 2007. Telephone costs increased in 2008, $1,703 was paid for telephone service versus $217 in 2007. This increase resulted from the Company's use of cellular communication technology.

In 2008 there was no write off for bad debts, in 2007 $8,085 in bad debts were written off due to non-payment of a client's account.

LIQUIDITY AND CAPITAL RESOURCES
To meet our need for cash, we raised funds through our public offering and a subsequent private placement. We have begun implementation of the plan of operation described above. We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations. Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended August 31, 2008, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to secure further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.
If we need additional cash and are not able to raise additional cash, then we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans. As of the date of this report, we have generated limited revenues (US$17,285) from our business operations. We issued 21,088,680 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of August 31, 2008, our total assets were $53,379 (2007:$101,156) and our total liabilities were $90,537 (2007:$8,639), including $34,100 (2007:nil) owed to Mr. Dempsey, our president, $nil for audit fees and $nil (2007:$8,639) for accounts payable for filing and general office costs. As of August 31, 2008, we had cash of $524 (2007:$77,994).

APPLICATION OF CRITICAL ACCOUNTING POLICIES

INVESTMENT
The investment is comprised of wine purchased for appreciation and long term resale. The wine is valued at the lower of cost and fair value. Cost is determined using the average cost method. The Company does not anticipate selling the product during the next twelve months. The Company estimates fair value based on reports published on the internet.

IMPAIRMENT OF LONG-LIVED ASSETS
In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

REVENUE RECOGNITION
Revenue is recognized in the period for which the rental of storage space is provided and the amount of revenue is fixed or determinable, persuasive evidence of an arrangement exists and collection is reasonably assured. Provision for estimated losses on contracts is recorded when identified. Losses are estimated based on amounts collected versus uncollected. If uncollected, the Company estimates the likelihood of future collection based on previous history with the client and age of the outstanding receivables. Reserves for doubtful accounts are established when there is a basis to doubt the full collectibility of accounts receivable, mainly based on past credit loss experience at each period-end.

INCOME TAXES
The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company continues to record a valuation allowance for the full amount of deferred income taxes, as realization of such deferred tax assets cannot be determined to be more likely than not.

In  June  2006,  the  Financial   Accounting  Standards  Board  ("FASB")  issued
interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (SFAS No. 109)" ("FIN 48"). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006.

On September 1, 2007, the Company adopted FIN 48, regarding accounting for uncertainty in tax positions. The Company remains subject to examination of income tax filings in the United States and various state jurisdictions for periods since its inception in 2004. The Company has also determined that it is subject to examination in Canada for all prior periods due to the Company's continued loss position in such jurisdictions. Material tax positions were examined under the more-likely-than-not guidance provided by FIN 48. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to general and administrative expense.

As a result of the FIN 48 assessment, the Company concluded that it has not taken any uncertain tax positions on any of its open tax returns that would materially distort the Company's financial statements. There was no material cumulative effect of adopting FIN 48 on the Company's financial statements as of September 1, 2007.

                                    PART III


ITEM 7.     FINANCIAL STATEMENTS













                              W.S. INDUSTRIES, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                            August 31, 2008 and 2007

                             (STATED IN US DOLLARS)

BDO DUNWOODY LLP                                #604 - 750 West Pender Street
Chartered Accountants                           Vancouver, BC, Canada V6C 2T7
                                                Telephone:  (604) 689-0188
                                                Fax:  (604) 689-9773



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
W.S. Industries, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of W.S. Industries, Inc. (the "Company") (A Development Stage Company) as of August 31, 2008 and the related statements of operations and comprehension loss, cash flows and stockholders' equity (deficiency) for the year then ended and for the period from April 5, 2004 (Date of Inception) to August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company for the period from April 5, 2004 (Date of Inception) to August 31, 2007. Such statements are included in the cumulative from inception to August 31, 2008 totals of the statements of operations and comprehensive loss, cash flows and stockholders' deficiency and reflect a net loss of 54% of the related cumulative totals. Those financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amount for the period from April 5, 2004 (Date of Inception) to August 31, 2007 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, these financial statements referred to above present fairly, in all material respects, the financial position of W.S. Industries, Inc. (A Development Stage Company) as of August 31, 2008 and the results of its operations and its cash flows for the year then ended and for the period from April 5, 2004 (Date of Inception) to August 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from stockholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(signed) "BDO Dunwoody LLP"

Chartered Accountants

Vancouver, Canada
November 26, 2008

   BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

A PARTNERSHIP OF INCORPORATED PROFESSIONALS

                                                           AMISANO HANSON
                                                           CHARTERED ACCOUNTANTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
W.S. Industries Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of W.S. Industries Inc. (A Development Stage Company) as of August 31, 2007 and the related statements of operations and comprehensive loss, cash flows, and stockholders' equity (deficiency) for the year ended August 31, 2007 and for the period April 5, 2004 (Date of Inception) to August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of W.S. Industries Inc. as of August 31, 2007 and the results of its operations and its cash flows for the year ended August 31, 2007 and for the period April 5, 2004 (Date of Inception) to August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.


Vancouver, Canada                                        "AMISANO HANSON"
October 31, 2007                                         Chartered Accountants


750 WEST PENDER STREET, SUITE 604       TELEPHONE: 604-689-0188
VANCOUVER CANADA                        FACSIMILE: 604-689-9773
V6C 2T7                                 E-MAIL:    amishan@telus.net


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                            August 31, 2008 and 2007
                             (STATED IN US DOLLARS)


                                     ASSETS                                                  2008            2007

Current
    Cash                                                                             $           524   $        77,994

Investment - Note 2                                                                           50,393            22,596
Equipment - Note 3                                                                             2,762               566
                                                                                     _______________   _______________

                                                                                     $        53,679   $       101,156
                                                                                     ===============   ===============

                                   LIABILITIES

Current
    Accounts payable and accrued liabilities - Note 5                                $        90,537   $         8,639
                                                                                     _______________   _______________
                        STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock - Notes 4
    25,000,000 authorized common stock, $0.001 par value
    21,088,680 issued and outstanding (2007: 21,088,680)                                      21,089            21,089
Additional paid-in capital                                                                   214,097           214,097
Deficit accumulated during the development stage                                            (278,332)         (149,901)
Accumulated other comprehensive income                                                         6,288             7,232
                                                                                     _______________   _______________
                                                                                             (36,858)           92,517
                                                                                     _______________   _______________
                                                                                     $        53,679   $       101,156
                                                                                     ===============   ===============

Nature of Operations and Ability to Continue as a Going Concern - Note 1


                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       for the years ended August 31, 2008
                 and 2007 and for the period from April 5, 2004
                     (Date of Inception) to August 31, 2008
                             (STATED IN US DOLLARS)

                                                                                                 April 5, 2004
                                                                                                    (Date of
                                                                                                 Inception) to
                                                                  Year ended August 31,            August 31,
                                                                 2008              2007               2008
                                                                                                  (Cumulative)
Revenue
    Storage rental fees                                     $             -  $         1,800   $          17,285
                                                            _______________  _______________   _________________
Expenses
    Accounting and audit fees                                        25,027           12,470              76,181
    Administrative services                                           5,400                -               5,400
    Bad debt expense                                                      -            8,085               8,085
    Bank charges and interest                                         2,583              411               3,875
    Consulting fees                                                       -              638               8,878
    Courier and postage                                                   -                -                 177
    Depreciation                                                        291              242               1,665
    Entertainment                                                         -                -               1,952
    Foreign exchange loss                                               185            2,325               8,584
    Legal                                                             5,592           19,352              25,766
    Management fees and bonus - Note 5                               79,600                -              79,600
    Office and miscellaneous                                            213            3,242              11,446
    Registration and filing fees                                      5,465            5,359              18,097
    Rent                                                              2,372            3,482              17,418
    Research and marketing                                                -                -               7,500
    Telephone                                                         1,703              217               3,027
    Travel                                                                -              757               6,154
    Wages                                                                 -                -               6,139
                                                            _______________  _______________   _________________
                                                                    128,246           54,255             281,360
                                                            _______________  _______________   _________________
Loss before other items                                            (128,246)         (52,455)           (264,075)

Other items:
    Interest income (expense)                                             -             (182)              4,327
    Foreign exchange loss                                              (185)          (2,325)             (8,584)
    Impairment of investment                                              -                -             (10,000)
                                                            _______________  _______________   _________________
Net loss for the period                                            (128,431)         (54,962)           (278,332)

Other comprehensive income (loss)
    Foreign currency translation adjustment                            (944)             785               6,288
                                                            _______________  _______________   _________________
Comprehensive loss for the period                           $      (129,375) $       (54,177)  $        (272,044)
                                                            ===============  ===============   =================
Basic and diluted loss per share                            $        (0.01)  $        (0.00)
                                                            ===============  ===============
Weighted average number of shares outstanding                    21,088,680       21,088,680
                                                            ===============  ===============


                             SEE ACCOMPANYING NOTES


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                       for the years ended August 31, 2008
                 and 2007 and for the period from April 5, 2004
                     (Date of Inception) to August 31, 2008
                             (STATED IN US DOLLARS)



                                                                                                    April 5, 2004
                                                                                                       (Date of
                                                                                                    Inception) to
                                                                     Year ended August 31,            August 31,
                                                                     2008             2007               2008
                                                                                                     (CUMULATIVE)

Cash flows used in Operating Activities
    Net loss for the period                                    $      (128,431)  $       (54,962) $        (278,332)
    Items not affecting cash:
      Bad debt expense                                                       -             8,085              8,085
      Depreciation                                                         291               242              1,665
      Impairment of investment                                               -                 -             10,000
    Changes in non-cash working capital balances:
      Accounts receivable                                                    -             2,303             (8,085)
      Accounts payable and accrued liabilities                          81,898            (1,756)            90,537
                                                               _______________   _______________  _________________
Net cash used in operating activities                                  (46,242)          (46,088)          (176,130)
                                                               _______________   _______________  _________________
Cash flows provided by (used in) Financing
 Activities
    Common stock issued                                                      -            60,000            297,186
    Common stock repurchased                                                 -           (60,000)           (62,000)
                                                               _______________   _______________  _________________
Net cash provided by financing activities                                    -                 -            235,186
                                                               _______________   _______________  _________________
Cash flows used in Investing Activities
    Acquisition of equipment                                            (2,487)                -             (4,427)
    Acquisition of investments                                         (27,797)                -            (61,686)
                                                               _______________   _______________  _________________
Net cash used in investing activities                                  (30,284)                -            (66,113)
                                                               _______________   _______________  _________________
Effect of exchange rate changes on cash                                   (944)            2,078              7,581
                                                               _______________   _______________  _________________
Net increase (decrease) in cash during the period                      (77,470)          (44,010)               524

Cash, beginning of the period                                           77,994           122,004                  -
                                                               _______________   _______________  _________________
Cash, end of the period                                        $           524   $        77,994  $             524
                                                               ===============   ===============  =================


                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    (DEFICIENCY) for the period April 5, 2004
                     (Date of Inception) to August 31, 2008
                             (STATED IN US DOLLARS)



                                                 (Note 4)                               Deficit
                                                                                      Accumulated      Accumulated
                                              COMMON SHARES             Additional     During the         Other
                                      ____________________________        Paid-in     Development     Comprehensive
                                          Number         Par Value        CapitalL       Stage           Income            Total

Issued for cash:
   Private placement agreements
                        - at $0.000049   20,007,680   $       20,008  $     (19,022) $            - $             -   $         986
                        - at $0.01        2,000,000            2,000         18,000               -               -          20,000
                        - at $0.20           81,000               81         16,119               -               -          16,200
Foreign currency translation
 adjustment                                       -                -              -               -             380             380
Net loss for the period                           -                -              -         (11,573)              -         (11,573)
                                      _____________   ______________  _____________  ______________ _______________   _____________
Balance, August 31, 2004                 22,088,680           22,089         15,097         (11,573)            380          25,993
Foreign currency translation
 adjustment                                       -                -              -               -           1,279           1,279
Net loss for the year                             -                -              -         (32,276)              -         (32,276)
                                      _____________   ______________  _____________  ______________  ______________   _____________
Balance, August 31, 2005                 22,088,680           22,089         15,097         (43,849)          1,659          (5,004)
Issued for cash:
   Private placement agreements
                        - at $0.20        1,000,000            1,000        199,000               -               -         200,000
Shares repurchased
                        - at $0.20       (2,000,000)          (2,000)      (398,000)              -               -        (400,000)
Capital contribution                              -                -        398,000               -               -         398,000
Foreign currency translation
 adjustment                                       -                -              -               -           4,788           4,788
Net loss for the year                             -                -              -         (51,090)              -         (51,090)
                                      _____________   ______________  _____________  ______________  ______________   _____________
Balance, August 31, 2006                 21,088,680           21,089        214,097         (94,939)          6,447         146,694
Issued for cash:
   Private placement agreements
                        - at $0.20          300,000              300         59,700               -               -          60,000
Shares repurchased - Note 4
                        - at $0.20         (300,000)            (300)       (59,700)              -               -         (60,000)
Foreign currency translation
 adjustment                                       -                -              -               -             785             785
Net loss for the year                             -                -              -         (54,962)              -         (54,962)
                                      _____________   ______________  _____________  ______________  ______________   _____________
Balance, August 31, 2007                 21,088,680           21,089        214,097        (149,901)          7,232          92,517
Foreign currency translation
 adjustment                                       -                -              -               -            (944)           (944)
Net loss for the year                             -                -              -        (128,431)              -        (128,431)
                                      _____________   ______________  _____________  ______________ _______________   _____________
Balance, August 31, 2008                 21,088,680   $       21,089  $     214,097  $     (278,332)$         6,288   $     (36,858)
                                      =============   ==============  =============  ============== ===============   =============


                             SEE ACCOMPANYING NOTES

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            August 31, 2008 and 2007
                             (STATED IN US DOLLARS)


Note 1        NATURE OF OPERATIONS AND  ABILITY TO CONTINUE AS A GOING CONCERN

              The Company was incorporated in the State of Nevada, United States of America on April 5, 2004 and its fiscal year end is August 31.

              The Company is in the development stage and its business is the rental of a wine storage facility. Effective July 2, 2008, the Company is listed for trading on the Over-the-Counter Bulletin Board in the United States of America.

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $278,332 since its inception, has a working capital deficiency of $90,013 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

              The financial  statements  have,  in  management's  opinion,  been
              properly   prepared   within  the  framework  of  the  significant
              accounting policies summarized below:

Note 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)

              DEVELOPMENT STAGE

              The Company is a development stage company as defined in the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7 as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

              FOREIGN CURRENCY TRANSLATION

              The Company's functional currency is in Canadian dollars as substantially all of the Company's operations are in Canada and funds raised are denominated in Canadian dollars. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with the SFAS No. 52 "Foreign Currency Translation" statement.

              Foreign assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Accumulated Other Comprehensive Income account in Stockholder's Equity (Deficiency), if applicable.

              Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in non-operating expenses on the Statement of Operations.

              CASH AND CASH EQUIVALENTS

              For the purposes of the statement of cash flows, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

              INVESTMENT

              The investment is comprised of wine purchased for appreciation and long-term resale. The wine is valued at the lower of cost and fair value. Cost is determined using the average cost method. The Company does not anticipate selling the product during the next twelve months.

Note 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)


              EQUIPMENT AND DEPRECIATION


              The Company records office equipment and computer equipment at cost and provides for depreciation at a rate of 10% per annum for office equipment and 30% per annum for computer equipment both using the declining balance method. Additions during the year are amortized at one-half rates.


              IMPAIRMENT OF LONG-LIVED ASSETS

              In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.


              REVENUE RECOGNITION

              Revenue is recognized in the period for which the rental of storage space is provided and the amount of revenue is fixed or determinable, persuasive evidence of an arrangement exists and collection is reasonably assured. Provision for estimated losses on contracts is recorded when identified.

              INCOME TAXES

              The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              ALLOWANCE FOR DOUBTFUL ACCOUNTS

              Reserves for doubtful accounts are established when there is a basis to doubt the full collectibility of accounts receivable, mainly based on past credit loss experience at each period-end.

Note 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)

              In June 2006, the Financial Accounting Standards Board ("FASB") issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (SFAS No.
              109)" ("FIN 48"). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
              Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006.

              On September 1, 2007, the Company adopted FIN 48, regarding accounting for uncertainty in tax positions. The Company remains subject to examination of income tax filings in the United States and various state jurisdictions for periods since its inception in 2004. The Company has also determined that it is subject to examination in Canada for all prior periods due to the Company's continued loss position in such jurisdictions. Material tax positions were examined under the more likely-than-not guidance provided by FIN 48. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to general and administrative expense.

              As a result of the FIN 48 assessment, the Company concluded that it has not taken any uncertain tax positions on any of its open tax returns that would materially distort the Company's financial statements. There was no material cumulative effect of adopting FIN 48 on the Company's financial statements as of September 1, 2007.

Note 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)

              BASIC AND DILUTED LOSS PER SHARE

              The Company reports basic loss per share in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net loss position at the calculation date. At August 31, 2008 and 2007, the Company had no outstanding common stock equivalents.

              COMPREHENSIVE LOSS

              The Company has adopted SFAS No. 130 "Reporting Comprehensive Income". Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

              RESEARCH AND MARKETING COSTS

              Research and marketing costs are expensed as incurred.


              FINANCIAL INSTRUMENTS

              The carrying value of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              NEW ACCOUNTING STANDARDS

              In  September  2006,  the FASB issued  SFAS No.  157,  "Fair Value
              Measurements". This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be particularly effective for the Company's financial statements issued for its fiscal year beginning September 1, 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

              On February 15, 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company's financial statements issued for its fiscal year beginning September 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

Note 3        EQUIPMENT


                                                              2008
                                       ___________________________________________________
                                                          Accumulated
                                            COST          DEPRECIATION          NET

              Office Equipment         $       2,487    $           124   $       2,363
              Computer equipment               1,940              1,541             399
                                       _____________    _______________   _____________
                                       $       4,427    $         1,665   $       2,762
                                       =============    ===============   =============

                                                              2007
                                       ___________________________________________________
                                                          Accumulated
                                            COST          DEPRECIATION          NET

              Computer equipment       $       1,940    $         1,374   $         566

                                      =============    ===============   =============


Note 4        CAPITAL STOCK

              On May 31, 2004, the Company forward split its common stock on the basis of 20.3 new for 1 old. The number of shares issued and outstanding, par value and additional paid-in capital has been restated to give retroactive effect to the forward split of its common stock.

              PRIVATE PLACEMENTS

              On May 31, 2004, the Company issued 20,007,680 common shares at $0.000049 per share, for total proceeds of $986. During June 2004, the Company issued 2,000,000 common shares at $0.01 per share, for total proceeds of $20,000. During June, July, and August 2004, the Company issued 81,000 common shares at $0.20 per share, for total proceeds of $16,200. On July 20, 2006, the Company issued 1,000,000 common shares at $0.20 per share, for total proceeds of $200,000. On July 27, 2007, the Company issued 300,000 common shares at $0.20 per share, for total proceeds of $60,000.

              During the year ended August 31, 2006, the Company reacquired 2,000,000 common shares from a director of the Company for $2,000 pursuant to a promissory note, which was paid prior to August 31, 2006. The fair value of this transaction was recorded at $0.20 per share and consequently the Company has received a capital contribution of $398,000.

              In December 2006, the Company received an order for production from the British Columbia Securities Commission to provide certain information and documents relating to, inter alia, the sale of the above noted 1,000,000 common shares at $0.20 per share to verify the availability of the registration and prospectus exemptions relied upon by the Company in offering such shares to residents of British Columbia. To resolve the matter, the Company issued a voluntary rescission offer to rescind any previous subscriptions of these shares and offered a full refund of the subscription monies. In lieu and in place of these shares, the Company offered an equivalent number of shares for sale pursuant to the updated private placement dated June 27, 2007. Of the nine original investors included in the 1,000,000 share private placement, three of these investors accepted the rescission offer at $0.20 per share and were refunded the total amount of their investment of $60,000 and 300,000 common shares were returned to treasury and cancelled. The remaining six investors rejected the rescission offer and three new investors completed and paid the remaining portion of the private placement by the payment of $60,000.

Note 5        RELATED PARTY TRANSACTIONS

              During the year ended August 31, 2008 the Company incurred management fees of $7,800 (2007: $Nil) payable to the director of the Company and a bonus of $26,800 (2007: $Nil) payable to the director. The bonus was paid in respect to the Company becoming a reporting issuer on the OTCBB.

              As at August 31, 2008,  accounts  payable  includes $36,100 (2007:
              $Nil) due to the director of the Company with respect to the unpaid above noted fees and bonus and unpaid administrative reimbursements. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

Note 6        INCOME TAXES

              The Company's income tax expense for the periods ended August 31, 2008 and 2007 differed from the United States statutory rates:


                                                                                    2008              2007

              Effective tax rate                                                           35%              35%
                                                                             ================    =============

              Statutory rate applied to loss before income taxes             $        (45,000)   $     (19,000)
              Change in valuation allowance                                            45,000           19,000
                                                                             ________________    _____________

              Income tax expense                                             $              -    $           -
                                                                             ================    =============

              The significant components of the Company's deferred tax assets are as follows:

                                                                                    2008              2007

              Deferred tax assets
                Net operating losses carryforward                            $         97,000    $      52,000
              Less: valuation allowance                                               (97,000)         (52,000)
                                                                             ________________    _____________
              Deferred tax assets                                            $              -    $           -
                                                                             ================    =============



                  The Company  evaluates  its valuation  allowance  requirements based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely-than-not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both August 31, 2008 and 2007.

              At August 31,  2008,  the Company  has  incurred  accumulated  net
              operating  losses  totalling   approximately  $278,000  which  are
              available to reduce taxable income in future taxation years.

              These losses expire as follows:
                      YEAR OF EXPIRY                        AMOUNT

                      2024                             $      12,000
                      2025                                    32,000
                      2026                                    51,000
                      2027                                    55,000
                      2028                                   128,000
                                                       _____________
                                                       $     278,000
                                                       =============

Note 6        INCOME TAXES - (CONT'D)

              The Company is in arrears on filing its statutory income tax returns. The Company expects to have net operating loss carry forwards to offset taxable income. Future income tax assets as of August 31, 2008 and 2007 consist primarily of the tax effect of net operating loss carry forwards. The availability of these amounts is subject to examination in the United States and various state jurisdictions for periods since inception in 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. CHANGES IN THE REGISTRANT'S CERTIFYING ACCOUNTANT.

(a)  Resignation of Independent Accountant.

On January 21, 2008, Amisano Hanson, Chartered Accountant ("Amisano Hanson") resigned as the Company's independent accountant. Amisano Hanson recently entered into an agreement with BDO Dunwoody LLP ("BDO Dunwoody"), pursuant to which Amisano Hanson will merge its operations into BDO Dunwoody and certain of the professional staff and partners joined BDO Dunwoody either as employees or partners of BDO Dunwoody and will continue to practice as members of BDO Dunwoody.

The report of Amisano Hanson regarding the Company's financial statements for the fiscal years ended August 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to uncertainty as to the Company's ability to continue as a going concern. During the years ended August 31, 2007 and 2006 and during the period from the end of the most recently completed fiscal year through January 21, 2008, the date of resignation, there were no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amisano Hanson would have caused it to make reference to such disagreements in its reports.

(b)  Engagement of Independent Accountant.

Concurrent with the resignation of Amisano Hanson, the Company engaged BDO Dunwoody, as its independent accountant. Prior to engaging BDO Dunwoody, the Company did not consult with BDO Dunwoody regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by BDO Dunwoody on the Company's financial statements, and BDO Dunwoody did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue. The engagement of BDO Dunwoody was approved by the Board of Directors of the Company.

We have had no disputes or disagreements with our accountants or accounting and financial disclosure. Our Chartered Accountants are BDO Dunwoody, LLP 750 West Pender Street, Suite 604, Vancouver, B.C. Canada, V6C 2T7, tel. 604-689-0188.

ITEM  8 A. CONTROLS AND PROCEDURES.

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

(b)  MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING


Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.


This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.


INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS


Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

As of August 31, 2008, our sole executive officer and director, his age and positions are set forth below:

Name                  Age        Position

James F. Dempsey      55         President, Chief Executive Officer,
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


BOARD MEETINGS AND COMMITTEES

The Board of Directors held a total of two meetings during the period from inception through August 31, 2008. No director attended fewer than 75% of all meetings of the Board of Directors during this period. The Company has no committees.

SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

We are not subject to Section 16(a) of the Securities Act of 1934.


ITEM 10.    EXECUTIVE COMPENSATION
The following table sets forth the compensation paid by us from inception August 31, 2008, for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.


                           SUMMARY COMPENSATION TABLE

NAMES                           ANNUAL COMPENSATION                  AWARDS       PAYOUTS        SECURITIES         LONG TERM
EXECUTIVE OFFICER                                                                                                   COMPENSATION
& PRINCIPAL
POSITION
                    YEAR      SALARY      BONUS         OTHER        UNDER        RESTRICTED     OTHER SHARES
                     ENDED                              ANNUAL         SARS       SHARES OR         OR LTIP
                                                     COMPENSATION                 RESTRICTED
                                                                                   OPTIONS
                               (US$)      (US$)         (US$)           (#)         (US$)            (US$)             (US$)
James F. Dempsey    2008       7,800     26,800           0              0            0                0                 0
President, CEO,     2007         0          0             0              0            0                0                 0
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock as of August 31, 2008 for (i) each executive officer (ii) each director, (iii) each person known to us to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.

    Name and Address             Number of Shares       Percentage of Shares
of Beneficial Owner(1,2)
James F. Dempsey                      18,007680                  85.39%
Vancouver, BC

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


ITEM  12.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

Other than the sale of shares to our officers and directors, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons. We are not a subsidiary of any other company. Our President, founder and Director, James F. Dempsey, was our only promoter. Mr. Dempsey provided and cash in the sum of $985.60 for his 18,007,680 shares of Common Stock.

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

                                     PART IV


ITEM 13.EXHIBITS

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


Reports on Form 8-K: One report was on filed on Form 8K during the period ended December 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)  AUDIT FEES

The aggregate fees billed for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

       2008   $20,233   BDO Dunwoody, LLP


(2)  AUDIT-RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

       2008    $nil  BDO Dunwoody, LLP

(3)  TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

       2008   $nil          BDO Dunwoody, LLP

(4)  ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

       2008   $nil          BDO Dunwoody, LLP



 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 1, 2008                      W. S. INDUSTRIES, INC.

                                             By: /s/ JAMES F. DEMPSEY
                                                 _______________________
                                                     James F. Dempsey
                                                     President and Chief
                                                     Executive Officer