Form 10-Q
period 2008-11-30
W. S. Industries, Inc.
filed 2009-01-20
CIK 1310497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


                         For the quarterly period ended
                                NOVEMBER 30, 2008


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


                                4255 Arbutus St.
                            Suite 250, Vancouver, BC
                                     V6J 4R1
                    ________________________________________
                    (Address of principal executive offices)


                                Tel: 604-830-6499
               __________________________________________________
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated file [ ]                                 Accelerated filer [ ]

Non-accelerated filer  [ ]                         Smaller reporting company [X]


        Indicate by check mark whether the registrant is a shell company
                (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]


  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 13, 2009.

          TITLE OF EACH CLASS                                   NUMBER OF SHARES
________________________________________                        ________________

Common Stock, par value $0.001 per share                           21,088,680

                                    CONTENTS

PART I | FINANCIAL INFORMATION.................................................3

   ITEM 1 | FINANCIAL STATEMENTS...............................................3

   ITEM 2 | MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................12

      FINANCIAL CONDITION.....................................................12

      RESULTS OF OPERATIONS...................................................12

      LIQUIDITY AND CAPITAL REQUIREMENTS......................................13

   ITEM 3 | DISCLOSURES ABOUT MARKET RISK.....................................14

      FOREIGN CURRENCY........................................................14

      INFLATION...............................................................14

   ITEM 4 | CONTROLS AND PROCEDURES...........................................15

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES........................15

   ITEM 4T | CONTROLS AND PROCEDURES..........................................15

PART II | OTHER INFORMATION...................................................15

   ITEM 1 | LEGAL PROCEEDINGS.................................................15

   ITEM 1A | RISK FACTORS.....................................................15

      LIMITED OPERATING HISTORY | NEED FOR ADDITIONAL CAPITAL.................16

      LIMITED FINANCIAL RESOURCES.............................................16

      LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE...............16

      DEPENDENCE ON EXECUTIVE OFFICERS........................................16

      DILUTION TO THE EXISTING SHAREHOLDERS...................................16

      COMPETITIVE BUSINESS CONDITIONS.........................................16

      OUR COMPETITIVE POSITION................................................17

      RELIANCE ON THIRD PARTY PROVIDERS.......................................17

      INTERNET SECURITY.......................................................17

      INVESTMENT..............................................................17

   ITEM 2 | UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......17

   ITEM 3 | DEFAULTS UPON SENIOR SECURITIES...................................17

   ITEM 4 | SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............18

   ITEM 5 | OTHER INFORMATION.................................................18

   ITEM 6 | EXHIBITS AND REPORTS ON FORM 8-K..................................19

   ITEM 7 | SIGNATURES........................................................19

   EXHIBIT 31.1
   EXHIBIT 31.2
   EXHIBIT 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
   EXHIBIT 32.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

                         PART I | FINANCIAL INFORMATION

                          ITEM 1 | FINANCIAL STATEMENTS





                              W.S. INDUSTRIES, INC.

                          (A Development Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                                November 30, 2008


                                   (Unaudited)


                             (STATED IN US DOLLARS)


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                      November 30, 2008 and August 31, 2008
                                   (Unaudited)
                             (STATED IN US DOLLARS)

                                                             November 30,       August 31,
                                                                 2008              2008
                                                             ____________       __________
                                                              (Unaudited)        (Audited)
                                     ASSETS
Current
    Cash                                                     $      126         $      524

Investment - Note 4                                              50,393             50,393
Equipment                                                         2,495              2,762
                                                             __________         __________

                                                             $   53,014         $   53,679
                                                             ==========         ==========

                                   LIABILITIES
Current
    Accounts payable and accrued liabilities - Note 6        $  145,938         $   90,537
                                                             __________         __________


                              STOCKHOLDERS' EQUITY
Capital Stock - Note 5
Common Stock, $0.001 par value
    25,000,000  authorized
    21,088,680  issued and outstanding (August 31, 2008:         21,089             21,089
Additional paid-in capital                                      214,097            214,097
Deficit accumulated during the development stage               (334,398)          (278,332)
Accumulated other comprehensive income                            6,288              6,288
                                                             __________         __________

                                                                (92,924)           (36,858)
                                                             __________         __________

                                                             $   53,014         $   53,679
                                                             ==========         ==========


                               SEE ATTACHED NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
             INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
            for the three months ended November 30, 2008 and 2007 and
   for the period from April 5, 2004 (Date of Inception) to November 30, 2008
                                   (Unaudited)
                             (STATED IN US DOLLARS)
                                                                                          April 5, 2004
                                                                                            (Date of
                                                          Three months ended              Inception) to
                                                             November 30,                 November 30,
                                                        2008              2007                2008
                                                    _____________     _____________       ____________

Revenue
    Storage rental fee                              $           -     $           -        $   17,285
                                                    _____________     _____________        __________

Expenses
    Accounting and audit fees                              12,041            14,528            88,222
    Administrative services                                 5,400                 -            10,800
    Bad debt expense                                            -                 -             8,085
    Bank charges and interest                               2,293                80             6,168
    Consulting fees                                             -                 -             8,878
    Courier and postage                                         -                 -               177
    Depreciation                                              267                42             1,932
    Entertainment                                               -                 -             1,952
    Legal                                                       -               959            25,766
    Management Fees and bonus - Note 6                     30,300                 -           109,900
    Office and miscellaneous                                1,000                 -            12,446
    Registration and filing fees                            4,592             1,426            22,689
    Rent                                                        -               707            17,418
    Research and marketing                                      -                 -             7,500
    Telephone                                                   -                 -             3,027
    Travel                                                      -                 -             6,154
    Wages                                                       -                 -             6,139
                                                    _____________     _____________        __________

                                                           55,893            17,742           337,253
                                                    _____________     _____________        __________

Loss before other items                                   (55,893)          (17,742)         (319,968)

    Interest income                                             -                 -             4,327
    Foreign exchange loss                                    (173)              (22)           (8,757)
    Impairment of investment                                    -                 -           (10,000)
                                                    _____________     _____________        __________

Net loss for the period                                   (56,066)          (17,764)         (334,398)

Other comprehensive income (loss)
    Foreign currency translation adjustment                     -              (895)            6,288
                                                    _____________     _____________        __________

Comprehensive loss for the period                   $     (56,066)    $     (18,659)       $ (328,110)
                                                    =============     =============        ==========

Basic loss per share                                $       (0.00)    $       (0.00)
                                                    =============     =============

Weighted average number of shares outstanding          21,088,680        21,088,680
                                                    =============     =============


                               SEE ATTACHED NOTES





                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
            for the three months ended November 30, 2008 and 2007 and
   for the period from April 5, 2004 (Date of Inception) to November 30, 2008
                                   (Unaudited)
                             (STATED IN US DOLLARS)
                                                                                          April 5, 2004
                                                                                            (Date of
                                                          Three months ended              Inception) to
                                                             November 30,                 November 30,
                                                        2008              2007                2008
                                                    _____________     _____________       ____________

Cash Flows used in Operating Activities
    Net loss for the period                         $     (56,066)    $     (17,764)       $ (334,398)
    Items not affecting cash:
      Bad debt expenses                                         -                 -             8,085
      Depreciation                                            267                42             1,932
      Impairment of investment                                  -                 -            10,000
    Changes in non-cash working capital balances:
      Accounts receivable                                       -                 -            (8,085)
      Accounts payable and accrued liabilities             55,401             1,902           145,938
                                                    _____________     _____________        __________

Net cash used in operating activities                        (398)          (15,820)         (176,528)
                                                    _____________     _____________        __________

Cash Flows from Financing Activities
    Common stock issued                                         -                 -           297,186
    Common stock repurchased                                    -                 -           (62,000)
                                                    _____________     _____________        __________

Net cash from financing activities                              -                 -           235,186
                                                    _____________     _____________        __________

Cash Flows used in Investing Activities
    Acquisition of equipment                                    -                 -            (4,427)
    Acquisition of investments                                  -                 -           (61,686)
                                                    _____________     _____________        __________

Net cash used in investing activities                           -                 -           (66,113)
                                                    _____________     _____________        __________

Effect of exchange rate changes on cash                         -              (895)            7,581
                                                    _____________     _____________        __________

Net increase (decrease) in cash during the period            (398)          (16,715)              126

Cash, beginning of period                                     524            77,994                 -
                                                    _____________     _____________        __________

Cash, end of period                                 $         126     $      61,279        $      126
                                                    =============     =============        ==========


                               SEE ATTACHED NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      for the period April 5, 2004 (Date of Inception) to November 30, 2008
                                   (Unaudited)
                             (STATED IN US DOLLARS)

                                                                                       Deficit
                                                                                     Accumulated      Accumulated
                                                 (Note 5)             Additional     During the          Other
                                         ________________________      Paid-in       Development     Comprehensive
                                           Number       Par Value      Capital          Stage           Income            Total
                                         __________     _________     __________     ___________     _____________     __________

Issued for cash:
                        - at $0.01        2,000,000         2,000         18,000               -              -            20,000
                        - at $0.20           81,000            81         16,119               -              -            16,200
Foreign currency translation
Net loss for the period                           -             -              -         (11,573)             -           (11,573)
                                         __________     _________     __________     ___________        _______        __________

Balance, August 31, 2004                 22,088,680        22,089         15,097         (11,573)           380            25,993
Foreign currency translation
Net loss for the year                             -             -              -         (32,276)             -           (32,276)
                                         __________     _________     __________     ___________        _______        __________

Balance, August 31, 2005                 22,088,680        22,089         15,097         (43,849)         1,659            (5,004)
Issued for cash:
   Private placement agreements
Shares repurchased
                        - at $0.20       (2,000,000)       (2,000)      (398,000)              -              -          (400,000)
Capital contribution                              -             -        398,000               -              -           398,000
Foreign currency translation
Net loss for the year                             -             -              -         (51,090)             -           (51,090)
                                         __________     _________     __________     ___________        _______        __________

Balance, August 31, 2006                 21,088,680        21,089        214,097         (94,939)         6,447           146,694
Issued for cash:
   Private placement agreements
Shares repurchased - Note 4
                        - at $0.20         (300,000)         (300)       (59,700)              -              -           (60,000)
Foreign currency translation
Net loss for the year                             -             -              -         (54,962)             -           (54,962)
                                         __________     _________     __________     ___________        _______        __________

Balance, August 31, 2007                 21,088,680        21,089        214,097        (149,901)         7,232            92,517
Foreign currency translation
Net loss for the year                             -             -              -        (128,431)             -          (128,431)
                                         __________     _________     __________     ___________        _______        __________

Balance, August 31, 2008                 21,088,680        21,089        214,097        (278,332)         6,288           (36,858)
Net loss for the period                           -             -              -         (56,066)             -           (56,066)
                                         __________     _________     __________     ___________        _______        __________

Balance, November 30, 2008               21,088,680     $  21,089     $  214,097     $  (334,398)       $ 6,288        $  (92,924)
                                         ==========     =========     ==========     ===========        =======        ==========


                               SEE ATTACHED NOTES


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                November 30, 2008
                                   (Unaudited)
                             (STATED IN US DOLLARS)


NOTE 1        INTERIM REPORTING

              While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's August 31, 2008 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's August 31, 2008 annual financial statements.

              Operating results for the three months ended November 30, 2008 are not necessarily indicative of the results that can be expected for the year ended August 31, 2009.

NOTE 2        NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $334,398, has a working capital deficiency of $145,812 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

W.S. Industries, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
November 30, 2008
(Unaudited)

(STATED IN US DOLLARS)


NOTE 3        NEW ACCOUNTING STANDARDS

              In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The pronouncement does not have a material impact on the Company's financial statements upon adoption.

              In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), BUSINESS COMBINATIONS ("SFAS No. 141R"). This standard replaces SFAS 141 and establishes principles and requirements for an acquirer, recognizes and measures in its financial statement the identifiable assets acquired and liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of this statement.

              In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160, NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT TO ARB NO. 51 ("SFAS No. 160"). This standard amends ARB 51 to establish accounting and reporting standards for a non-controlling interest in a subsidiary and for deconsolidation of a subsidiary. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard may not be applied before that date. The Company is currently evaluating the impact of this statement.

              In March 2008, the FASB issued SFAS 161 "Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

              In June 2008, the FASB ratified EITF Issue No. 07-5, DETERMINING WHETHER AN INSTRUMENT (OR AN EMBEDDED FEATURE) IS INDEXED TO AN ENTITY'S OWN STOCK ("EITF 07-5"). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-lined financial instrument (or embedded feature) is indexed

W.S. Industries, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
November 30, 2008
(Unaudited)

(STATED IN US DOLLARS)


NOTE 3        NEW ACCOUNTING STANDARDS - (cont'd)

              to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact, if any, on its consolidated financial position and results of operations.

              In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entitles". This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. We do not expect the adoption of the FSP will have any impact on our results of operations.

NOTE 4        INVESTMENT

              The investment is comprised of wine purchased for appreciation and long-term resale. The wine is valued at the lower of cost and fair value. Cost is determined using the average cost method. The Company does not anticipate selling the product during the next twelve months.

NOTE 5        CAPITAL STOCK

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

W.S. Industries, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
November 30, 2008
(Unaudited)

(STATED IN US DOLLARS)


NOTE 5        CAPITAL STOCK - (cont'd)

              PRIVATE PLACEMENTS - (cont'd)


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

NOTE 6        RELATED PARTY TRANSACTIONS

              During the period ended November 30, 2008, the Company incurred management fees of $7,800 (2007: $Nil) payable to the director of the Company.

              As at November 30, 2008, accounts payable includes $42,900 (2007:
              $Nil) due to the director of the Company with respect to the unpaid above noted fees and bonus and unpaid administrative reimbursements. The bonus of $26,800 (2007 - $Nil) was paid in the year ended August 31, 2008 in respect to the Company becoming a reporting issuer on the OTCBB. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 7        COMMITMENTS

              a) Pursuant to a resolution dated June 1, 2008, the President of the Company is to be paid a monthly management fee of $2,600 per month. The amount may be adjusted from time to time at the discretion of the Board of Directors.

              b) Pursuant to a resolution dated June 1, 2008, an unrelated individual is to be paid $1,800 per month for administrative services.

NOTE 8        SUBSEQUENT EVENT

              Subsequent to November 30, 2008, the Company received loan proceeds of $3,300 from an unrelated party, which was used to purchase an additional investment in wine. This loan is repayable on demand.

       ITEM 2 | MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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


FINANCIAL CONDITION

     We are a development stage corporation and have realized limited operations and generated limited revenues from our business operations.

     On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board ("OTCBB") under the symbol "WSID". For the interim period ended November 30, 2008 we generated no revenues from operations and have experienced losses since inception.

     As of the period ended November 30, 2008 the Company has cash on hand of $126, compared to $524 as at August 31, 2008. During the past year the Company has used its cash to fund operations and to increase its long term investment in wine from $22,596 in 2007 to $53,093 as of November 30, 2008. As of the end of the current period, the Company does not have adequate cash to meets its obligations in the upcoming period.

     At November 30, 2008 the Company estimated that it would require $125,000 to meet its operating needs for the current fiscal year, the Company has not yet satisfied its need for cash. The Company will rely on its president to determine how to raise these funds, bearing in mind the best interests of the Company.

     Our goal is to profitably sell our services and products, and we have put in place a plan to accomplish this goal. To reach our goal of profitability we have established a three step plan, more particularly laid out in the Company's year-end report of August 31, 2008.


RESULTS OF OPERATIONS

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

     In the three months period ended November 30, 2008 our net loss was $56,066, compared to $17,764 for the three month period ended November 30, 2007. This difference was due to an increase in several areas.

     Accounting and audit fees decreased for the period ended November 30, 2008, at $12,041, these were down slightly from $14,528 in 2007. The addition of an administrative assistant during 2008 resulted in administrative services costs of $5,400 for November 30, 2008 compared to nil for 2007. Bank charges and interest were higher at $2,293 for 2008; in 2007 bank charges and interest were $80. This increase is a result of interest charges incurred against unpaid management fees owed to a non-related party. Management fees amounted to $30,300 for this period in 2008, and were $nil in 2007. This increase resulted from the addition of an outside management consultant to assist with the increased workload arising from the company's newly public status. The President of the company began charging the company a management fee of $2,600 per month effective June 1, 2008. This monthly payment was approved by resolution.

     Legal costs in 2008 were nil, compared to $959 for the period ended November 30, 2007. Legal costs were down as a result of the Company having completed procedures in June 2008 to take the Company public. Office and miscellaneous costs increased for this period ended November 30, 2008, at $1,000 versus $nil in 2007. This cost was primarily due to the Company paying out of pocket expenses for telephone and email services used by the President in the course of doing the Company's business. The rent paid by the company for the period ended November 30, 2008 was $nil, compared to $707 for the same period in 2007. For the period ended November 30, 2008 filing fees were lower at $343, as compared to $1,426 in 2007.


LIQUIDITY AND CAPITAL REQUIREMENTS

     To meet our need for cash, we raised funds through our public offering and a subsequent private placement. As of November 30, 2008, the Company had total assets of $53,014, and total liabilities of $145,938. As of November 30, 2008, the Company had cash of $126 and negative working capital of $145,812.

     Cash used in operating activities for the three months ended November 30, 2008 was $398 as compared to cash used in operating activities for the same period in 2007 of $15,820. The decrease in cash used in operating activities was primarily due to the fact that operations for the three months ended November 30, 2008 was largely funded by the increase in accounts payable and accrued liabilities .

     The Company has no other capital resources other than the ability to use its common stock to raise additional capital. The Company's current cash is not sufficient to sustain operations in the next 3 months. Estimated cash needed for next 12 months is $125,000. The cash will be mainly used for general administrative, corporate (legal, accounting and audit), financing and management.

     No commitments to provide additional funds have been made by management or other stockholders except as set forth above. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operation expenses. There are no assurances that we will be able to secure further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

                     ITEM 3 | DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

     In addition to the U.S. Dollar, we conduct business in Canadian Dollars and, therefore, are subject to foreign currency exchange risk on cash flows primarily related to expenses. Accounting and management fees which make up approximately three quarters of our expenses are paid in US funds. Since we primarily operate in US dollars our exposure to foreign currency risk should the Canadian dollar appreciate is limited. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.


INFLATION

     Although inflation has not materially impacted our operations in the recent past, increased inflation could have a negative impact on our operating and general and administrative expenses, as these costs could increase.

                        ITEM 4 | CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer /Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer/ Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required


                        ITEM 4T | CONTROLS AND PROCEDURES

     An evaluation was performed by management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d-15(e) of the Securities Exchange Act of 1934, as amended, as of November 30, 2008. Based on that evaluation, management, , concluded that the Company's disclosure controls and procedures are effective. There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a-15 or ss.240.15d-15 of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II | OTHER INFORMATION


                           ITEM 1 | LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding, nor are we aware of any pending or threatened legal proceeding against us or any officer or director which might be material to an evaluation of our management or have any potentially adverse effect upon the Company.


                             ITEM 1A | RISK FACTORS

The business of the Company involves a number of risks and uncertainties that could cause actual results to differ materially from results projected in any forward-looking statement, or statements, made in this report. These risks and uncertainties include, but are not necessarily limited to the risks set forth below. The Company's securities are speculative and investment in the Company's securities involves a high degree of risk and the possibility that the investor will suffer the loss of the entire amount invested.

LIMITED OPERATING HISTORY | NEED FOR ADDITIONAL CAPITAL

     There is limited historical financial information about us. We are in development stage operations and have generated limited revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

     We have no assurance that, if needed, future financing will be available to us on acceptable terms. No commitments to provide additional funds have been made by management or other stockholders particularly at this time given the current economic and credit environment. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders


LIMITED FINANCIAL RESOURCES

     We have limited financial resources or assurance that sufficient funding will be available to it for future operations. If future operations are unprofitable, we may be forced to develop another line of business, or to finance operations through the sale of assets, or enter into the sale of stock for additional capital, none of which may be feasible when needed. The Company has no specific management ability or financial resources or plans to enter any other business as of this date.


LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE

     The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol WSID. As of November 30, 2008, there were 21,088,680 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.


DEPENDENCE ON EXECUTIVE OFFICERS

     The success of our business plan depends on the management of our sole director and officer. Mr. Dempsey is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.


DILUTION TO THE EXISTING SHAREHOLDERS

     The Company has no other capital resources other than the ability to use its common stock to raise additional capital. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.


COMPETITIVE BUSINESS CONDITIONS

     We face competition from all segments of the wine and wine storage business and industry. We will compete with wine storage and other storage-related companies that have superior wine-related and storage experience and/or services which they now, or may, in the future, offer to their potential or existing customers. Many of these companies have other sources of revenues and possess resources far greater than ours, and we currently must rely only on our current capital, and the fees generated through our wine storage services to compete. There can be no assurance we will be able to compete effectively in this highly competitive industry, which could have a material adverse impact upon market acceptance and the anticipated success of our business.

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


RELIANCE ON THIRD PARTY PROVIDERS

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


INTERNET SECURITY

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


INVESTMENT

     The investment is comprised of wine purchased for appreciation and long term resale. The wine is valued at the lower of cost and fair value. Cost is determined using the average cost method. The Company estimates fair value based on reports published on the internet.

     The value of the Company's long term investment in wine is subject to market value fluctuation and the Company does not anticipate selling the wine in the next 12 months.


      ITEM 2 | UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


     None

                    ITEM 3 | DEFAULTS UPON SENIOR SECURITIES


     None

          ITEM 4 | SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None



                           ITEM 5 | OTHER INFORMATION


     None

                    ITEM 6 | EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

         31.1 Certification of Chief Executive Officer

         31.2 Certification of Chief Financial Officer

         32.1 Section 906 Certification

         32.2 Section 906 Certification


                               ITEM 7 | SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  January  16, 2009

                                      W. S. INDUSTRIES, INC.



                                      /s/ JAMES F. DEMPSEY
                                      __________________________________________
                                          James F. Dempsey
                                          President and Chief Executive Officer