Form 10-Q
period 2009-02-28
W. S. Industries, Inc.
filed 2009-04-14
CIK 1310497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended
                                February 28, 2009


                       COMMISSION FILE NUMBER: 333-121044


                             W. S. INDUSTRIES, INC.
              _____________________________________________________
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        Nevada                                           98-0439650
_______________________                     ____________________________________
(State of organization)                     (I.R.S. Employer Identification No.)


                               4255 Arbutus Street
                            Suite 250, Vancouver, BC
                                     V6J 4R1
                    ________________________________________
                    (Address of principal executive offices)


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

Non-accelerated filer  [ ]                          Smaller reporting company[X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                              Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 13, 2009.

          Title of each class                                   Number of shares
Common Stock, par value $0.001 per share                           21,088,680

                          ITEM 1 | FINANCIAL STATEMENTS
















                              W.S. INDUSTRIES, INC.

                          (A Development Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                                February 28, 2009


                                   (Unaudited)


                             (STATED IN US DOLLARS)

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)

                             INTERIM BALANCE SHEETS
                      February 28, 2009 and August 31, 2008
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                   February 28,       August 31,
                                                       2009              2008
                                                   ____________       __________
  ASSETS

Current
 Cash                                               $      11         $     524

Investment                                             52,998            50,393
Equipment                                               2,584             2,762
                                                    _________         _________

                                                    $  55,593         $  53,679
                                                    =========         =========
                                   LIABILITIES

Current
Accounts payable and accrued
   liabilities - Note 5                             $ 199,304         $  90,537
                                                    _________         _________

                            STOCKHOLDERS' DEFICIENCY

Capital Stock - Note 4
Common Stock, $0.001 par value
   25,000,000  authorized
   21,088,680  issued and outstanding
      (August 31, 2008: 21,088,680)                    21,089            21,089
Additional paid-in capital                            214,097           214,097
Deficit accumulated during the
   development stage                                 (385,185)         (278,332)
Accumulated other comprehensive income                  6,288             6,288
                                                    _________         _________

                                                     (143,711)          (36,858)
                                                    _________         _________

                                                    $  55,593         $  53,679
                                                    =========         =========


                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)

                      INTERIM STATEMENTS OF OPERATIONS AND
                 COMPREHENSIVE LOSS for the three and six months
                ended February 28, 2009 and February 29, 2008 and
   for the period from April 5, 2004 (Date of Inception) to February 28, 2009
                                   (Unaudited)
                             (STATED IN US DOLLARS)
                                                                                                          April 5, 2004
                                                                                                          (Date of
                                               Three months ended               Six months ended          Inception) to
                                          February 28,    February 29,    February 28,    February 29,    February 28,
                                              2009            2008            2009            2008            2009
                                          ____________    ____________    ____________    ____________     ____________

Revenue

Storage rental fee                        $          -    $          -    $          -    $          -     $   17,285
                                          ____________    ____________    ____________    ____________     __________
Expenses

Accounting and audit fees                        4,296           4,067          16,337          18,595         92,518

Administrative services                          5,400               -          10,800               -         16,200

Bad debt expense                                     -               -               -               -          8,085

Bank charges and interest                        3,052              74           5,345             154          9,220

Consulting fees                                      -               -               -               -          8,878

Courier and postage                                  -               -               -               -            177

Depreciation                                        89              42             178              84          1,843

Entertainment                                      858               -             858               -          2,810

Legal                                            1,349           1,725           1,349           2,684         27,115

Management fees and bonus - Note 5              30,300               -          60,600               -        140,200

Office and miscellaneous                             -               -           1,000               -         12,446

Registration and filing fees                     4,760           1,249           9,352           2,675         27,449

Rent                                                 -             711               -           1,418         17,418

Research and marketing                               -               -               -               -          7,500

Telephone                                            -               -               -               -          3,027

Travel                                               -               -               -               -          6,154

Wages                                                -               -               -               -          6,139
                                          ____________    ____________    ____________    ____________     __________

                                                50,104           7,868         105,819          25,610        387,179
                                          ____________    ____________    ____________    ____________     __________

     Loss before other items                   (50,104)         (7,868)       (105,819)        (25,610)      (369,894)

     Interest income (expense)                       -               -               -               -          4,327

     Foreign exchange loss                        (861)           (300)         (1,034)           (322)        (9,618)

     Impairment of investment                        -               -               -               -        (10,000)
                                          ____________    ____________    ____________    ____________     __________

     Net loss for the period                   (50,965)         (8,168)       (106,853)        (25,932)      (385,185)

     Other comprehensive income (loss)

     Foreign currency translation
     adjustment                                      -             (78)              -            (973)         6,288
                                          ____________    ____________    ____________    ____________     __________
     Comprehensive loss for the period    $    (50,965)   $     (8,246)   $   (106,853)   $    (26,905)    $ (378,897)
                                          ============    ============    ============    ============     ==========
     Basic loss per share                 $       0.00    $       0.00    $       0.00    $       0.00
                                          ============    ============    ============    ============
     Weighted average number of
     shares outstanding                     21,088,680      21,088,680      21,088,680      21,088,680
                                          ============    ============    ============    ============


                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)

                           INTERIM STATEMENTS OF CASH
                   FLOWS for the six months ended February 28,
                         2009 and February 29, 2008 and
   for the period from April 5, 2004 (Date of Inception) to February 28, 2009
                                   (Unaudited)
                             (STATED IN US DOLLARS)
                                                                                        April 5, 2004
                                                                                        (Date of
                                                            Six months ended            Inception) to
                                                      February 28,     February 29,     February 28,
                                                          2009            2008             2009
                                                      ____________     ____________     _____________

Cash Flows used in Operating Activities
   Net loss for the period                            $   (106,853)    $    (25,932)     $  (385,185)
Items not affecting cash:
   Bad debt expenses                                             -                -            8,085
   Depreciation                                                178               84            1,932
   Impairment of investment                                      -                -           10,000
Changes in non-cash working capital balances:
   Accounts receivable                                           -                -           (8,085)
   Accounts payable and accrued liabilities                108,710           (1,480)         199,247
                                                      ____________     ____________      ___________

Net cash used in operating activities                        2,035          (27,328)        (174,006)
                                                      ____________     ____________      ___________

Cash Flows from Financing Activities
   Common stock issued                                           -                -          297,186
   Common stock repurchased                                      -                -          (62,000)
                                                      ____________     ____________      ___________

Net cash from financing activities                               -                -          235,186
                                                      ____________     ____________      ___________

Cash Flows used in Investing Activities
   Acquisition of equipment                                      -                -           (4,427)
   Acquisition of investments                               (2,605)          (9,300)         (64,291)
                                                      ____________     ____________      ___________

Net cash used in investing activities                       (2,605)          (9,300)         (68,718)
                                                      ____________     ____________      ___________

Effect of exchange rate changes on cash                         57             (833)           7,549
                                                      ____________     ____________      ___________

Net increase (decrease) in cash during the period             (513)         (37,461)              11

Cash, beginning of period                                      524           77,994                -
                                                      ____________     ____________      ___________

Cash, end of period                                   $         11     $     40,533      $        11
                                                      ============     ============      ===========

                             SEE ACCOMPANYING NOTES




                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                   EQUITY (DEFICIENCY) for the period April 5,
                  2004 (Date of Inception) to February 28, 2009
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                                                 Deficit
                                                                               Accumulated    Accumulated
                                             (Note 4)            Additional    During the        Other
                                     ________________________     Paid-in      Development    Comprehensive
                                       Number      Par Value      Capital         Stage          Income          Total
                                     __________    __________    __________    ___________    _____________    __________

Issued for cash:
     - at $0.01                       2,000,000         2,000        18,000              -             -           20,000
     - at $0.20                          81,000            81        16,119              -             -           16,200

Foreign currency translation
Net loss for the period                       -             -             -        (11,573)            -          (11,573)
                                     __________    __________    __________    ___________       _______       __________

Balance, August 31, 2004             22,088,680        22,089        15,097        (11,573)          380           25,993
Foreign currency translation
Net loss for the year                         -             -             -        (32,276)            -          (32,276)
                                     __________    __________    __________    ___________       _______       __________

Balance, August 31, 2005             22,088,680        22,089        15,097        (43,849)        1,659           (5,004)
Issued for cash:
     Private placement agreements
Shares repurchased
     - at $0.20                      (2,000,000)       (2,000)     (398,000)             -             -         (400,000)

Capital contribution                          -             -       398,000              -             -          398,000
Foreign currency translation
Net loss for the year                         -             -             -        (51,090)            -          (51,090)
                                     __________    __________    __________    ___________       _______       __________

Balance, August 31, 2006             21,088,680        21,089       214,097        (94,939)        6,447          146,694
Issued for cash:
     Private placement agreements
Shares repurchased - Note 4
     - at $0.20                        (300,000)         (300)      (59,700)             -             -          (60,000)

Foreign currency translation
Net loss for the year                         -             -             -        (54,962)            -          (54,962)
                                     __________    __________    __________    ___________       _______       __________

Balance, August 31, 2007             21,088,680        21,089       214,097       (149,901)        7,232           92,517
Foreign currency translation
Net loss for the year                         -             -             -       (128,431)            -         (128,431)
                                     __________    __________    __________    ___________       _______       __________

Balance, August 31, 2008             21,088,680        21,089       214,097       (278,332)        6,288          (36,858)
Net loss for the period                       -             -             -       (106,853)            -         (106,853)
                                     __________    __________    __________    ___________       _______       __________

Balance, February 28, 2009           21,088,680    $   21,089    $  214,097    $  (385,185)      $ 6,288       $ (143,711)
                                     ==========    ==========    ==========    ===========       =======       ==========


                             SEE ACCOMPANYING NOTES


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                February 28, 2009
                                   (Unaudited)
                             (STATED IN US DOLLARS)


NOTE 1 INTERIM REPORTING

     These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended August 31, 2008. The interim results are not necessarily indicative of the operating results expected for the fiscal year ending on August 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

NOTE 2 NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $385,185, has a working capital deficiency of $199,293 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate and maintain future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or if available, on acceptable terms.

NOTE 3 NEW ACCOUNTING STANDARDS

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement was effective for the Company's financial statements issued in 2008. The pronouncement did not have a material impact on the Company's financial statements upon adoption.

     In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 effective September 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company's financial position, results of operations or cash flows.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"). This standard replaces SFAS 141 and establishes principles and requirements for an acquirer, recognizes and measures in its financial statement the identifiable assets acquired and liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 ("SFAS No. 160"). This standard amends ARB 51 to establish accounting and reporting standards for a non-controlling interest in a subsidiary and for deconsolidation of a subsidiary. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard may not be applied before that date. The adoption of SFAS No. 160 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In March  2008,  the FASB  issued SFAS 161  "Disclosures  about  Derivative
     Instruments and Hedging Activities - an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

     In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised
     2007),

     "Business Combinations," and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is in the process of evaluating the impact, if any, of FSP 142-3 on its financial statements. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the U.S. Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of "Present Fairly in Conformity with GAAP". The Company is in the process of evaluating the impact, if any, of SFAS 162 on its financial statements.

     In June 2008, the FASB ratified EITF Issue No. 07-5, DETERMINING WHETHER AN INSTRUMENT (OR AN EMBEDDED FEATURE) IS INDEXED TO AN ENTITY'S OWN STOCK ("EITF 07-5"). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entitles". This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The adoption of the FSP will not have any impact on our results of operations.

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

NOTE 5 RELATED PARTY TRANSACTIONS

     During the three month and six month periods ended February 28, 2009, the Company incurred management fees of $7,800 and $15,600 respectively (February 29, 2008: $Nil and $Nil respectively) payable to the director of the Company.

     As at February 28, 2009, accounts payable includes $50,700 (August 31, 2008: $Nil) due to the director of the Company with respect to the unpaid above noted fees and bonus and unpaid administrative reimbursements. The amount is unsecured, non-interest bearing, has no specific terms of repayment, and are due on demand.

NOTE 6 COMMITMENTS

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

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board ("OTCBB") under the symbol "WSID". For the interim period ended February 28, 2009 we generated no revenues from operations and have experienced losses since inception.

As of the period ended February 28, 2009 the Company has cash on hand of $11, compared to $524 as at August 31, 2008. During the six months period ended February 28, 2009, the Company has used its cash to fund operations and to increase its long term investment in wine from $50,393 in 2008 to $52,998 as of February 28, 2009. As of the end of the current period, the Company does not have adequate cash to meets its obligations in the upcoming period.

At February 28, 2009 the Company estimated that it would require $125,000 to meet its operating needs for the current fiscal year, the Company has not yet satisfied its need for cash. The Company will rely on its President to determine how to raise these funds, bearing in mind the best interests of the Company.

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

In the six-month period ended February 28, 2009 our net loss was $106,853, compared to $25,932 for the six month period ended February 29, 2008. This difference was due to an increase in several areas.

Accounting and audit fees increased for the period ended February 28, 2009, at $16,337, these were down slightly from $18,595 in 2008. The addition of an administrative assistant in June 2008 resulted in administrative services costs of $10,800 for February 28, 2009 compared to $nil for February 29, 2008. Bank charges and interest were higher at $5,345 for 2009; in 2008 bank charges and interest were $154. This increase is a result of interest charges incurred against unpaid management fees owed to a non-related party. Management fees amounted to $60,600 for this period in 2009, and were $nil in 2008. This increase resulted from the addition of an outside management consultant to assist with the increased workload arising from the Company's public status. The President of the Company began charging the Company a management fee of $2,600 per month effective June 1, 2008. This monthly payment was approved by resolution.

Legal costs in 2009 were $1,349, compared to $2,684 for the period ended February 29, 2008. Legal costs were up in 2008 as a result of the Company having completed procedures in June 2008 to take the Company public. Office and miscellaneous costs increased for this period ended February 28, 2009, at $1,000 versus $nil in the period ended February 29, 2008. This cost was primarily due to the Company paying out of pocket expenses for telephone and email services used by the President in the course of doing the Company's business. The rent paid by the Company for the period ended February 28, 2009 was $nil, compared to $1,418 for the same period in 2008. For the period ended February 28, 2009 filing fees were higher at $9,352, as compared to $2,675 in 2008.

LIQUIDITY AND CAPITAL REQUIREMENTS

To meet our need for cash, we raised funds through our public offering and a subsequent private placement. As of February 28, 2009, the Company had total assets of $55,593, and total liabilities of $199,304. As of February 28, 2009, the Company had cash of $11 and working deficit of $199,293.

Cash used in operating activities for the six months ended February 28, 2009 was $2,035 as compared to cash used in operating activities for the same period in 2008 of $27,328. The increase in cash used in operating activities was primarily due to the fact that operations for the six months ended February 28, 2009 was largely funded by the increase in accounts payable and accrued liabilities.

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

OFF BALANCE SHEET ARRANGEMENT

We do not have, and have no plans to implement, any off balance sheet arrangements.

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


                        ITEM 4T | CONTROLS AND PROCEDURES


                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer /Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed by management, including Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d-15(e) of the Securities Exchange Act of 1934, as amended, as of February 28, 2009. Based on that evaluation, management concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required

              CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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


LIMITED OPERATING HISTORY | NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about us. We are in development stage operations and have generated limited revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns. Since inception, our Company has not yet achieved profitable operations and has accumulated losses since its inception. Our Company is in the development stage and its business is in the rental of a wine storage facility. We require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

We have no assurance that, if needed, future financing will be available to us on acceptable terms. No commitments to provide additional funds have been made by management or other stockholders particularly at this time given the current economic and credit environment. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders

In addition, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

     o    we incur delays and additional expenses;

     o    we are unable to create a substantial market; or

     o    we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our proposed business plans.

We depend on outside capital to pay for the support and the marketing. Such outside capital may include equity financing and/or related party advances. There can be no assurance that capital will continue to be available if necessary to meet these continuing costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a dilution, possibly a significant dilution, in the equity interests of our current stockholders.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected and raise substantial doubt on our ability to continue as a going concern. Our financial statements included in this Form 10Q do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol WSID. As of February 28, 2009, there were 21,088,680 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Date:  April 13, 2009

                                    W. S. INDUSTRIES, INC.



                                    /s/ JAMES F. DEMPSEY
                                    _________________________________________
                                        James F. Dempsey
                                        President and Chief Executive Officer