Form 10-Q
period 2009-05-31
W. S. Industries, Inc.
filed 2009-07-15
CIK 1310497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended
                                  MAY 31, 2009


                       COMMISSION FILE NUMBER: 333-121044


                             W. S. INDUSTRIES, INC.
          _____________________________________________________________
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

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

                                 Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July , 2009.

          TITLE OF EACH CLASS                                   NUMBER OF SHARES
Common Stock, par value $0.001 per share                           21,088,680

CONTENTS

PART I | FINANCIAL INFORMATION.................................................3
   ITEM 1  | FINANCIAL STATEMENTS..............................................3
   ITEM 2  | MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................14
   ITEM 3  | DISCLOSURES ABOUT MARKET RISK....................................16
   ITEM 4  | CONTROLS AND PROCEDURES..........................................16
   ITEM 4T | CONTROLS AND PROCEDURES..........................................16

PART II |OTHER INFORMATION....................................................17
   ITEM 1  | LEGAL PROCEEDINGS................................................17
   ITEM 1A | RISK FACTORS.....................................................17
   ITEM 2  | UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......19
   ITEM 3  | DEFAULTS UPON SENIOR SECURITIES..................................19
   ITEM 4  | SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............19
   ITEM 5  | OTHER INFORMATION................................................19
   ITEM 6  | EXHIBITS AND REPORTS ON FORM 8-K.................................19
   ITEM 7  | SIGNATURES.......................................................20

                         PART I | FINANCIAL INFORMATION

                          ITEM 1 | FINANCIAL STATEMENTS











                              W.S. INDUSTRIES, INC.

                          (A Development Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                                  May 31, 2009


                                   (Unaudited)


                             (STATED IN US DOLLARS)

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                        May 31, 2009 and August 31, 2008
                                   (Unaudited)
                             (STATED IN US DOLLARS)

                                        May 31,         August 31,
                                         2009             2008
_________________________________________________________________

                          ASSETS
Current
   Cash                                $   1,087        $     524

Investment                                     -           50,393
Equipment                                    309            2,762
_________________________________________________________________

                                       $   1,396        $  53,679
=================================================================

                     LIABILITIES
Current
   Accounts payable and accrued
      liabilities - Note 4             $ 167,776        $  89,221
   Loans and advances - Note 4            25,599            1,316
_________________________________________________________________

                                       $ 193,375        $  90,537
_________________________________________________________________

        STOCKHOLDERS' DEFICIENCY

Capital Stock - Note 3
Common Stock, $0.001 par value
   25,000,000  authorized
   21,088,680  issued and out-
      standing (August 31, 2008:
      21,088,680)                         21,089           21,089
Additional paid-in capital               214,097          214,097
Deficit accumulated during the
   development stage                    (433,453)        (278,332)
Accumulated other comprehensive
   income                                  6,288            6,288
_________________________________________________________________

                                        (191,979)         (36,858)
_________________________________________________________________


                             SEE ACCOMPANYING NOTES




                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
             INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
            for the three and nine months ended May 31, 2009 and 2008
    and for the period from April 5, 2004 (Date of Inception) to May 31, 2009
                                   (Unaudited)
                             (STATED IN US DOLLARS)
                                                                                               April 5, 2004
                                   Three months ended               Nine months ended            (Date of
                                        May 31,                          May 31,               Inception) to
                               ___________________________     ___________________________        May 31,
                                  2009            2008            2009            2008             2009
____________________________________________________________________________________________________________

Revenue                        $         -     $         -     $         -     $         -      $    17,285
____________________________________________________________________________________________________________

Expenses                             8,165           3,851          24,502          22,446          100,683

Accounting and audit fees            5,400               -          16,200               -           21,600

Administrative services                  -               -               -               -            8,085

Bad debt expense                     4,014             639           9,359             793           13,234

Bank charges and interest                -               -               -               -            8,878

Consulting fees                          -               -               -               -              177

Courier and postage                     89              42             267             126            1,932

Depreciation                             -               -             858               -            2,810

Entertainment                            -           1,632           1,349           4,316           27,115

Legal                               30,300          22,500          90,900          22,500          170,500

Management fees and bonus
   - Note 4                              -               -           1,000               -           12,446

Office and miscellaneous               553             446           9,905           3,121           28,002

Registration and filing
   fees                                  -             709               -           2,127           17,418

Rent                                     -               -               -               -            7,500

Research and marketing                   -             203               -             203            3,027

Telephone                                -               -               -               -            6,154

Travel                                   -               -               -               -            6,139

Wages
____________________________________________________________________________________________________________

                                    48,521          30,022         154,340          55,632          435,700
____________________________________________________________________________________________________________

Loss before other items            (48,521)        (30,022)       (154,340)        (55,632)        (418,415)

Interest income                          -               -               -               -            4,327

Foreign exchange gain
   (loss)                              251            (185)           (781)           (507)          (9,365)

Impairment of investment                 -               -               -               -          (10,000)
____________________________________________________________________________________________________________

Net loss for the period            (48,270)        (30,207)       (155,121)        (56,139)        (433,453)

Other comprehensive income
   (loss):

Foreign currency transla-
   tion adjustment                       -             (49)              -          (1,022)           6,288
____________________________________________________________________________________________________________

Comprehensive loss for the
   period                      $   (48,270)    $   (30,256)    $  (155,121)    $   (57,161)     $  (427,165)
============================================================================================================

Basic loss per share           $      0.00     $      0.00     $      0.01     $      0.00
==========================================================================================

Weighted average number of
   shares outstanding           21,088,680      21,088,680      21,088,680      21,088,680
==========================================================================================


                             SEE ACCOMPANYING NOTES




                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
               for the nine months ended May 31, 2009 and 2008 and
      for the period from April 5, 2004 (Date of Inception) to May 31, 2009
                                   (Unaudited)
                             (STATED IN US DOLLARS)
                                                                                            April 5, 2004
                                                             Nine months ended                (Date of
                                                                  May 31,                   Inception) to
                                                        ____________________________           May 31,
                                                           2009              2008               2009
_________________________________________________________________________________________________________

Cash Flows used in Operating Activities
   Net loss for the period                              $ (155,121)       $  (56,139)        $  (433,453)
   Items not affecting cash:
      Bad debt expenses                                          -                 -               8,085
      Depreciation                                             267               126               1,932
      Impairment of investment                                   -                 -              10,000
   Changes in non-cash working capital balances:
      Accounts receivable                                        -                 -              (8,085)
      Accounts payable and accrued liabilities             133,739            20,323             222,960
_________________________________________________________________________________________________________

Net cash used in operating activities                      (21,115)          (35,690)           (198,561)
_________________________________________________________________________________________________________

Cash Flows from Financing Activities
   Unsecured short term borrowings                          24,283                 -              25,599
   Common stock issued                                           -                 -             297,186
   Common stock repurchased                                      -                 -             (62,000)
_________________________________________________________________________________________________________

Net cash provided by financing activities                   24,283                 -             260,785
_________________________________________________________________________________________________________

Cash Flows used in Investing Activities
   Acquisition of equipment                                      -                 -              (4,427)
   Acquisition of investments                               (2,605)          (22,952)            (64,291)
_________________________________________________________________________________________________________

Net cash used in investing activities                       (2,605)          (22,952)            (68,718)
_________________________________________________________________________________________________________

Effect of exchange rate changes on cash                          -            (1,020)              7,581
_________________________________________________________________________________________________________

Net increase (decrease) in cash during the period              563           (59,662)              1,087

Cash, beginning of period                                      524            77,994                   -
_________________________________________________________________________________________________________

Cash, end of period                                     $    1,087        $   18,332         $     1,087
=========================================================================================================

Non-Cash Transaction - Note 6


                             SEE ACCOMPANYING NOTES




                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        for the period April 5, 2004 (Date of Inception) to May 31, 2009
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                                                 Deficit
                                                                               Accumulated    Accumulated
                                             (Note 5)            Additional    During the        Other
                                     ________________________     Paid-in      Development    Comprehensive
                                       Number      Par Value      Capital         Stage          Income          Total
_________________________________________________________________________________________________________________________

Issued for cash:
   Private placement agreements
                   - at $0.000049    20,007,680    $   20,008    $  (19,022)   $         -       $     -       $      986
                   - at $0.01         2,000,000         2,000        18,000              -             -           20,000
                   - at $0.20            81,000            81        16,119              -             -           16,200

Foreign currency translation                  -             -             -              -           380              380

Net loss for the period                       -             -             -        (11,573)            -          (11,573)
_________________________________________________________________________________________________________________________

Balance, August 31, 2004             22,088,680        22,089        15,097        (11,573)          380           25,993

Foreign currency translation                                                                       1,279            1,279

Net loss for the year                         -             -             -        (32,276)            -          (32,276)
_________________________________________________________________________________________________________________________

Balance, August 31, 2005             22,088,680        22,089        15,097        (43,849)        1,659           (5,004)

Issued for cash:
   Private placement agreements
                       - at $0.20     1,000,000         1,000       199,000              -             -          200,000
Shares repurchased
                       - at $0.20    (2,000,000)       (2,000)     (398,000)             -             -         (400,000)

Capital contribution                          -             -       398,000              -             -          398,000

Foreign currency translation                                                                       4,788            4,788

Net loss for the year                         -             -             -        (51,090)            -          (51,090)
_________________________________________________________________________________________________________________________

Balance, August 31, 2006             21,088,680        21,089       214,097        (94,939)        6,447          146,694

Issued for cash:
   Private placement agreements
                       - at $0.20       300,000           300        59,700              -             -           60,000

Shares repurchased - Note 3
                       - at $0.20      (300,000)         (300)      (59,700)             -             -          (60,000)

Foreign currency translation                                                                         785              785

Net loss for the year                         -             -             -        (54,962)            -          (54,962)
_________________________________________________________________________________________________________________________

Balance, August 31, 2007             21,088,680        21,089       214,097       (149,901)        7,232           92,517

Foreign currency translation
   adjustment                                 -             -             -              -          (944)            (944)

Net loss for the year                         -             -             -       (128,431)            -         (128,431)
_________________________________________________________________________________________________________________________

Balance, August 31, 2008             21,088,680        21,089       214,097       (278,332)        6,288          (36,858)

Net loss for the period                       -             -             -       (155,121)            -         (155,121)
_________________________________________________________________________________________________________________________

Balance, May 31, 2009                21,088,680    $   21,089    $  214,097    $  (433,453)      $ 6,288       $ (191,979)
=========================================================================================================================


                             SEE ACCOMPANYING NOTES


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2009
                                   (Unaudited)
                             (STATED IN US DOLLARS)


Note 1        NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

              The Company is in the development stage as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises" and has not yet realized any revenues from its planned operations. The Company was incorporated in the State of Nevada, United States of America on April 5, 2004 and its fiscal year end is August 31. The Company is in the development stage and offers wine storage and cellaring services but also invests in wine for long term appreciation and resale. Effective July 2, 2008, the Company is listed for trading on the Over-the-Counter Bulletin Board in the United States of America.

              These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2009, the Company had an accumulated deficit of $433,453 (August 31, 2008 deficit of $278,332) At May 31, 2009, the Company has a working capital deficit of $192,288 (August 31, 2008 deficit of $90,013) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to
              generate  future  profitable   operations  and/or  to  obtain  the
              necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2009
                                   (Unaudited)
                             (STATED IN US DOLLARS)


Note 2        NEW ACCOUNTING STANDARDS

              RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

              In March 2008, the FASB issued SFAS 161 "Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations

              RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2009
                                   (Unaudited)
                             (STATED IN US DOLLARS)


Note 2        NEW ACCOUNTING STANDARDS - (cont'd)

              RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED - (cont'd)

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

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2009
                                   (Unaudited)
                             (STATED IN US DOLLARS)


Note 2        NEW ACCOUNTING STANDARDS - (cont'd)

              RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED - (cont'd)

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

Note 3        CAPITAL STOCK

              On May 31, 2004, the Company forward split its common stock on the basis of 20.3 new for 1 old. The number of shares issued and outstanding, par value and additional paid-in capital has been restated to give retroactive effect to the forward split of its common stock.

              PRIVATE PLACEMENTS

              On May 31, 2004, the Company issued 20,007,680 common shares for total proceeds of $986. During June 2004, the Company issued 2,000,000 common shares at $0.01 per share, for total proceeds of $20,000. During June, July, and August 2004, the Company issued 81,000 common shares at $0.20 per share, for total proceeds of $16,200. On July 20, 2006, the Company issued 1,000,000 common shares at $0.20 per share, for total proceeds of $200,000. On July 27, 2007, the Company issued 300,000 common shares at $0.20 per share, for total proceeds of $60,000.

              During the year ended August 31, 2006, the Company reacquired 2,000,000 common shares from a director of the Company for $2,000 pursuant to a promissory note, which was paid prior to August 31, 2006. The fair value of this transaction was recorded at $0.20 per share and consequently the Company has received a capital contribution of $398,000.

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2009
                                   (Unaudited)
                             (STATED IN US DOLLARS)


Note 3        PRIVATE PLACEMENTS - (cont'd)

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

              During the three month and nine month periods ended May 31, 2009, the Company incurred management fees of $7,800 and $23,400 respectively (May 31, 2008: $Nil and $Nil respectively) payable to the President of the Company.

              As at May 31, 2009, accounts payable includes $58,500 (August 31, 2008: $Nil) due to the director of the Company with respect to the unpaid above noted fees and bonus and unpaid administrative reimbursements. The amount is unsecured, non-interest bearing, and due on demand.

              The Loans and advances of $25,599 (August 31, 2008: $1,316) are unsecured, non-interest bearing and have no specific terms of repayment.

Note 5        COMMITMENTS

              Pursuant to a resolution dated June 1, 2008, an unrelated individual is to be paid $1,800 per month for administrative services.

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2009
                                   (Unaudited)
                             (STATED IN US DOLLARS)


Note 6        NON-CASH TRANSACTIONS

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The following transactions were excluded from the statement of cash flows:

              During the three month and nine month periods ended May 31, 2009:

                  The Company settled an account payable of $55,184 with the wine collection fair valued at $52,998 and a wine cooler at its carrying value of $2,186.

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

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board ("OTCBB") under the symbol "WSID". For the interim period ended May 31, 2009 we generated no revenues from operations and have experienced losses since inception.

As of the period ended May 31, 2009 the Company has cash on hand of $1,087, compared to $524 as at August 31, 2008. During the past nine months the Company has used its cash to fund operations and to increase its long term investment in wine from $50,393 in 2008 to $52,998. Thereafter, the Company settled an account payable of $55,184 with the wine collection fair valued at $52,998 and a wine cooler at its carrying value of $2,186. As of the end of the current period, the Company does not have adequate cash to meets its obligations in the upcoming period. The Company does not anticipate purchasing any further wine inventory in the next twelve months to replace that which has been sold. There is considerable doubt as to whether the Company can continue in the wine storage industry and we may need to consider an alternate business model if we are to become profitable. The Company is open to new opportunities and is seeking to broaden its horizons.

At May 31, 2009 the Company estimated that it would require $125,000 to meet its operating needs for the current fiscal year, the Company has not yet satisfied its need for cash. The Company will rely on its President to determine how to raise these funds, bearing in mind the best interests of the Company.


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

To date, the Company has not recognized significant revenue through its operations and has an accumulated deficit of $433,453 since inception. We have no assurance that, if needed, future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board ("OTCBB") under the symbol "WSID". We have no revenues from operations, have experienced losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

In the nine month period ended May 31, 2009 our net loss was $155,121, compared to $56,139 for the nine month period ended May 31, 2008. This difference was due to an increase in several areas.

Accounting and audit fees increased for the period ended May 31, 2009, at $24,502, these were up slightly from $22,446 in 2008. The addition of an administrative assistant during 2008 resulted in administrative services costs of $16,200 for May 31, 2009 compared to $nil for 2008. Bank charges and interest were higher at $9,359 for 2009; in 2008 bank charges and interest were $793. This increase is a result of interest charges incurred against unpaid management fees owed to a non-related party. Management fees amounted to $90,900 for this period in 2009, and were $22,500 in 2008. This increase resulted from the addition of an outside management consultant to assist with the increased workload arising from the Company's public status. The President of the Company began charging the Company a management fee of $2,600 per month effective June 1, 2008. This monthly payment was approved by resolution.

Legal costs in 2009 were $1,349, compared to $4,316 for the period ended May 31, 2008. Legal costs were higher in 2008 as a result of the Company having completed procedures in June 2008 to take the Company public. Office and miscellaneous costs increased for the period ended May 31, 2009, at $1,000 versus $nil in 2008. This cost was primarily due to the Company paying out of pocket expenses for telephone and email services used by the President in the course of doing the Company's business. The rent paid by the Company for the period ended May 31, 2009 was $nil, compared to $2,127 for the same period in 2008. For the period ended May 31, 2009 filing fees were higher at $9,905, as compared to $3,121 in 2008.


LIQUIDITY AND CAPITAL REQUIREMENTS

To meet our need for cash, we raised funds through our public offering and a subsequent private placement. As of May 31, 2009, the Company had total assets of $1,396, and total liabilities of $193,375. As of May 31, 2009, the Company had cash of $1,087 and negative working capital of $192,288.

Cash used in operating activities for the nine months ended May 31, 2009 was $21,115 as compared to cash used in operating activities for the same period in 2008 of $35,690. The increase in cash used in operating activities was primarily due to the fact that operations for the nine months ended May 31, 2009 was largely funded by the increase in accounts payable and accrued liabilities.

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


                        ITEM 4T | CONTROLS AND PROCEDURES

An evaluation was performed by management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d-15(e) of the Securities Exchange Act of 1934, as amended, as of May 31, 2009. Based on that evaluation, management concluded that the Company's disclosure controls and procedures are effective. There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a-15 or ss.240.15d-15 of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II | OTHER INFORMATION


                           ITEM 1 | LEGAL PROCEEDINGS


The Company is not a party to any legal proceeding, nor are we aware of any pending or threatened legal proceeding against us or any officer or director which might be material to an evaluation of our management or have any potentially adverse effect upon the Company.


ABILITY TO CONTINUE IN THE WINE STORAGE INDUSTRY AND AS A GOING CONCERN

During the period ended May 31, 2009, the Company sold its investment to settle an account payable. There is considerable doubt as to whether the Company can continue in the wine storage industry.

At May 31, 2009, the Company had an accumulated deficit of $433,455 and has a working capital deficiency of $192,288 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.


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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol WSID. As of May 31, 2009, there were 21,088,680 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.


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


INTERNET SECURITY

A party who is able to circumvent our security measures could misappropriate proprietary information and/or access our customers' wine storage information and data. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the World Wide Web especially as a means of conducting commercial transactions. To the extent that our future activities, or those of third-party contractors whom we may use, involve the storage and transmission of proprietary information, such as a customer's wine storage-related information and data and credit card numbers, security breaches could expose us to a risk of loss or litigation. There can be no assurance that we will be able to implement security measures that will prevent security breaches. During the period ended May 31, 2009, the Company sold its investment to settle an accounts payable.

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


Date:  July 10, 2009

                                       W. S. INDUSTRIES, INC.



                                       /s/ JAMES F. DEMPSEY
                                           _____________________________________
                                           James F. Dempsey
                                           President and Chief Executive Officer