Form 10-K
period 2009-08-31
W. S. Industries, Inc.
filed 2009-12-11
CIK 1310497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended
                                 AUGUST 31, 2009
                       COMMISSION FILE NUMBER: 333-121044

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

                                      None
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                   Yes [ ] No [x]

Indicate by check mark if the registrant is not required file reports pursuant to Section 13 or Section 15(d) of the Act.
                                   Yes [ ] No [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                    Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

                                    Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated file  [ ]                      Accelerated filer         [ ]
Non-accelerated filer   [ ]                      Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No[ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

On August 31, 2009 there the market value of the voting stock held by non-affiliates of the Registrant was $1,581,651.


Registrant's revenues for the most recent fiscal year and for the period covered by this report are $0.00


State the number of shares outstanding of each of registrant's classes of common equity, for the period covered by this report and as at the latest practicable date:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 30, 2009.

                   TITLE OF EACH CLASS                NUMBER OF SHARES
                   ___________________                ________________
         Common Stock, par value $0.001 per share        21,088,680

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

ITEM 1.         BUSINESS                                                       4
ITEM 1A.        RISK FACTORS                                                  11
ITEM 1B.        UNRESOLVED STAFF COMMENTS                                     11
ITEM 2.         PROPERTIES                                                    11
ITEM 3.         LEGAL PROCEEDINGS                                             11
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           11

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                 SECURITIES                                                   12
ITEM 6.         SELECTED FINANCIAL DATA                                       13
ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                          13
ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                                   1
ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   16
ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON              16
                 ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A(T).     CONTROLS AND PROCEDURES                                       17

ITEM 9B.        OTHER INFORMATION                                             17

                                    PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
                 GOVERNANCE                                                   18
ITEM 11.        EXECUTIVE COMPENSATION                                        20
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT AND RELATED STOCKHOLDER MATTERS                   22
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                 DIRECTOR INDEPENDENCE                                        22
ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES                        22

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                              23

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


WEBSITE MARKETING STRATEGY
Web marketing will start with our known wine industry contacts that we will ask to recommend our site. We will continue the strategy with long-term efforts to develop recognition in professional forums. We will seek to attract traffic to our website by a variety of online marketing tactics, such as search engine optimization, and utilizing link and banner exchange options.

ANTICIPATED REVENUE
We have identified three potential revenue streams:

     1. TERM REVENUE - By charging a fee for a given term from various suppliers who link with our website to advertise or promote their products or services;

     2. RETAIL PRODUCT SALES REVENUE - By becoming a retailer of wine accessories and wine related products and;

     3. ADVERTISING REVENUE - By charging a fee to suppliers who advertise their products or services on our website.

We intend to develop and maintain a database of all our clients so that we can anticipate various wine storage needs and continuously build and expand our services.

There is no assurance that we will be able to interest professional wine industry companies in promoting their products and services on our website or in promotional materials.

MARKETING AND SALES
We plan to continue to market our services through our website. As of the date of this report, we have an Internet service provider, web site developer and a web site, all of which we believe are necessary to execute our plan of business. We also plan to market our services through e-mail advertising, direct mail and direct sales of our services. We have not conducted any market testing to determine the nature, extent or characteristics of the market for our services and we have not yet commenced our marketing activities.

NEW PRODUCTS OR SERVICES
Other than the services described in this report, we currently have no new products or services planned, announced, or planned to be announced to the public.

COMPETITIVE BUSINESS CONDITIONS
We will face competition from all segments of the wine and wine storage business and industry. We will compete with wine storage and other storage-related companies that have superior wine-related and storage experience and/or services which they now, or may, in the future, offer to their potential or existing customers. Many of these companies have other sources of revenues and possess resources far greater than ours, and we currently must rely only on our current capital to compete. In addition, these companies may have better marketing and distribution channels. There can be no assurance we will be able to compete effectively in this highly competitive industry, which could have a material adverse impact upon market acceptance and the anticipated success of our business. The main, existing and potential competitors for our wine business include any business involved in the wine, storage, distribution of wine or related services and manufacturers of refrigeration and racking systems. The following are the websites of some of the competitor companies currently offering wine storage and related information: Vancouver Wine Vault Inc. - - www.winevault.ca, Urban Cellars www.urbancellars.ca, Iron Gate Cellarage Inc. www.irongatewine.com, Fine Wine Reserve Inc. www.finewinereserve.com.

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

Our objective is to provide information on our website that helps the consumer cut through the complex and confusing information available on the internet, and in other locations and sources, concerning wine storage and aging of wine, and seek to assist consumers in making a decision to use our wine services.

Within the industry, we will attempt to brand our website WWW.YOURWINEWIZARD.COM as the consumer's partner in his or her search for the most reliable wine service and wine storage information source. We will attempt to provide consumers with a one-stop shopping destination where they can access information and decision support tools, such as news on topics relating to wine storage. However, we have no assurance we will be successful in differentiating ourselves from our competitors, or that we will be successful in providing acceptable services or competing in the marketplace for our services. We will be using the internet to advertise our services, by paying other websites to place a link to our website on their website.

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

Our intended principal market of customers is expected to be those in need of additional wine storage and cellaring space to replace, complement or supplement their existing wine storage needs. The market segments that we believe would use our fine wine storage information provision for their personal, commercial or investment use are wine enthusiasts who are condo and home owners, wine specialty stores, wine tasting clubs and societies and restaurateurs.

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

ITEM 1A RISK FACTORS

A smaller reporting company is not required to provide the information required by this item.

ITEM 1B UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required by this item.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of our fiscal year ending 2009, there were no matters submitted to a vote of our shareholders.

                                     PART II


ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Effective July 2, 2008, the Company is listed for trading on the Over-the-Counter Bulletin Board in the United States of America, since that date the shares had a low of $0.49 and a high of $0.50 per share. Our shares are quoted under the symbol "WSID.OB."

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

ITEM 6. SELECTED FINANCIAL DATA.
A smaller reporting company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATIONS

In the year ended August 31, 2009 our net loss was $196,545, compared to $128,431 for the year ended August 31, 2008. This increase was due to an increase in several areas. Professional fees for 2009 were $28,043 versus $30,619 in 2008, a 8% decrease. The addition of an administrative assistant resulted in administrative services costs of $21,600 in 2009 compared to $5,400 for 2008. Bank charges and interest were higher at $12,276 for 2009, in 2008 bank charges and interest were $2,583. This increase is a result of interest charges incurred against unpaid management fees owed to a non-related party.

Management fees and bonuses amounted to $121,200 for 2009, and were $79,600 in 2008. This increase resulted from the addition of an outside management consultant to assist with the increased workload arising from the company's public status. The President of the company began charging the company a management fee effective June 1, 2008, and he was paid a bonus for his efforts achieving public status. Office and miscellaneous costs were higher in 2009, at $1,202 versus $213 in 2008. The rent paid by the company in 2009 was $nil, $2,372 in 2008. The reduction in rent was due to the liquidation of the investment in wine. Telephone costs decreased in 2009, $nil was paid for telephone service versus $1,703 in 2008. This decrease resulted from the Company's use of cellular communication technology.

The Company disposed of its entire wine collection and equipment in settlement of an accounts payable in the amount of $55,184.

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



LIQUIDITY AND CAPITAL RESOURCES
To meet our need for cash, we raised funds through our public offering and a subsequent private placement. We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations. Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended August 31, 2009, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

As of August 31, 2009, our total assets were $1,135 (2008:$ 53,679) and our total liabilities were $235,311 (2008:$ 90,537), including $66,300
(2008:$36,100) owed to Mr. Dempsey, our president, $19,086 for audit fees and $812 (2008:$nil) for accounts payable for filing and general office costs. As of August 31, 2009, we had cash of $856 (2007:$ 524).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

                                    PART III


ITEM 8.     FINANCIAL STATEMENTS












                              W.S. INDUSTRIES, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                            August 31, 2009 and 2008

                             (STATED IN US DOLLARS)

                        BDO DUNWOODY LLP                     600 Cathedral Place
                      Chartered Accountants              925 West Georgia Street
                                                          Vancouver, BC  V6C 3L2
                                                      Telephone:  (604) 688-5421
                                                            Fax:  (604) 688-5132


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
W. S. Industries, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of W.S. Industries, Inc. (the "Company") (A Development Stage Company) as of August 31, 2009 and 2008 and the related statements of operations and comprehensive loss, cash flows and stockholders' equity (deficiency) for the years then ended and for the period from April 5, 2004 (Date of Inception) to August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion these financial statements referred to above present fairly, in all material respects, the financial position of W.S. Industries, Inc. (A Development Stage Company) as of August 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from April 5, 2004 (Date of Inception) to August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(signed) "BDO Dunwoody LLP"

Chartered Accountants

Vancouver, Canada
December 2, 2009


   BDO DUNWOODY LLP IS A LIMITED LIABILITY PARTNERSHIP REGISTERED IN ONTARIO


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                            August 31, 2009 and 2008
                             (STATED IN US DOLLARS)


                                                                                        2009              2008
                                                                                        ____              ____
                                     ASSETS
Current
    Cash                                                                          $            856   $           524
Investment- Note 2                                                                               -            50,393
Equipment- Note 3                                                                              279             2,762
                                                                                  ________________   _______________
                                                                                  $          1,135   $        53,679
                                                                                  ================   ===============
                                   LIABILITIES
Current
    Accounts payable and accrued liabilities - Note 5                             $        209,712   $        89,221
    Loans and advances - Note 5                                                             25,599             1,316
                                                                                  ________________   _______________
                                                                                           235,311            90,537
                                                                                  ________________   _______________

                            STOCKHOLDERS' DEFICIENCY
Capital Stock - Note 4
Common Stock, $0.001 par value
         25,000,000  authorized
         21,088,680  issued and outstanding ( 2008: 21,088,680)                             21,089            21,089
Additional paid-in capital                                                                 214,097           214,097
Deficit accumulated during the development stage                                          (474,877)         (278,332)
Accumulated other comprehensive income                                                       5,515             6,288
                                                                                  ________________   _______________

                                                                                          (234,176)          (36,858)
                                                                                  ________________   _______________
                                                                                  $          1,135   $        53,679
                                                                                  ================   ===============


Nature of Operations and Ability to Continue as a Going Concern - Note 1



APPROVED BY THE DIRECTOR:


             " JACK DEMPSEY"                Director
___________________________________________
               Jack Dempsey





                         SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       for the years ended August 31, 2009
                 and 2008 and for the period from April 5, 2004
                     (Date of Inception) to August 31, 2009
                             (STATED IN US DOLLARS)
                                                                                    April 5, 2004
                                                                                       (Date of
                                                            Years ended             Inception) to
                                                             August 31,               August 31,
                                                        2009            2008             2009
                                                        ____            ____             ____


                                                                                     (cumulative)

Revenue                                            $          -    $            -  $        17,285
                                                   ____________    ______________  _______________

Expenses
   Administrative services                               21,600             5,400           27,000
   Bad debt expense                                           -                 -            8,085
   Bank charges and interest                             12,276             2,583           16,151
   Consulting fees                                            -                 -            8,878
   Courier and postage                                        -                 -              177
   Depreciation                                             297               291            1,962
   Entertainment                                            858                 -            2,810
   Management fees and bonus - Note 5                   121,200            79,600          200,800
   Office and miscellaneous                               1,202               213           12,648
   Professional Fees                                     28,043            30,619          129,990
   Registration and filing fees                           9,975             5,465           28,072
   Rent                                                       -             2,372           17,418
   Research and marketing                                     -                 -            7,500
   Telephone                                                  -             1,703            3,027
   Travel                                                     -                 -            6,154
                                                              -
   Wages                                                      -                 -            6,139
                                                   ____________    ______________  _______________

                                                        195,451           128,246          476,811
                                                   ____________    ______________  _______________

Loss before other items                                (195,451)         (128,246)        (459,526)
   Interest income                                            -                 -            4,327
   Foreign exchange gain (loss)                          (1,094)             (185)          (9,678)
   Impairment of investment                                   -                 -          (10,000)
                                                   ____________    ______________  _______________
Net loss for the period                                (196,545)         (128,431)        (474,877)
Other comprehensive income (loss):
   Foreign currency translation adjustment                 (773)             (944)           5,515
                                                   ____________    ______________  _______________

Comprehensive loss for the period                  $   (197,318)   $     (129,375) $      (469,362)
                                                   ============    ==============  ===============

Basic loss per share                               $      (0.01)   $        (0.01)
                                                   ==============================

Weighted average number of shares outstanding      21,088,680      21,088,680
                                                   ==========      ==========
                                                   21,088,680      21,088,680
                                                   ==========      ==========

                             SEE ACCOMPANYING NOTES



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                       for the years ended August 31, 2009
                 and 2008 and for the period from April 5, 2004
                     (Date of Inception) to August 31, 2009
                             (STATED IN US DOLLARS)

                                                                                                           April 5, 2004
                                                                                                              (Date of
                                                                               Year ended                  Inception) to
                                                                               August 31,                    August 31,
                                                                         2009                2008               2009
                                                                         ____                ____               ____
                                                                                                            (cumulative)
Cash Flows used in Operating Activities
    Net loss for the period                                      $      (196,545)      $       (128,431) $       (474,877)
    Items not affecting cash:
      Bad debt expenses                                                        -                      -             8,085
      Depreciation                                                           297                    291             1,962
      Impairment of investment                                                 -                      -            10,000
    Changes in non-cash working capital balances:
      Accounts receivable                                                      -                      -            (8,085)
      Accounts payable and accrued liabilities                           175,675                 81,898           266,212
                                                                 _______________       ________________  ________________

Net cash used in operating activities                                    (20.573)               (46,242)         (196,703)
                                                                 _______________       ________________  ________________

Cash Flows from Financing Activities
    Loans and advances                                                    24,283                      -            24,283
    Common stock issued                                                        -                      -           297,186
    Common stock repurchased                                                   -                      -           (62,000)
                                                                 _______________       ________________  ________________

Net cash provided by financing activities                                 24,283                      -           259,469
                                                                 _______________       ________________  ________________

Cash Flows used in Investing Activities
    Acquisition of equipment                                                   -                 (2,487)           (4,427)
    Acquisition of investments                                            (3,217)               (27,797)          (64,903)
                                                                 _______________       ________________  ________________

Net cash used in investing activities                                     (3,217)               (30,284)          (69,330)
                                                                 _______________       ________________  ________________

Effect of exchange rate changes on cash                                     (161)                  (944)            7,420
                                                                 _______________       ________________  ________________

Net increase (decrease) in cash during the period                            332                (77,470)              856

Cash, beginning of period                                                    524                 77,994                 -
                                                                 _______________       ________________  ________________

Cash, end of period                                              $           856       $            524  $            856
                                                                 ===============       ================  ================

Non-Cash Transaction - Note 7


                             SEE ACCOMPANYING NOTES


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    (DEFICIENCY) for the period April 5, 2004
                     (Date of Inception) to August 31, 2009
                             (STATED IN US DOLLARS)

                                                                                          Deficit
                                                                                        Accumulated      Accumulated
                                                  (Note 4)               Additional      During the         Other
                                                COMMON SHARES              Paid-in      Development     Comprehensive
                                       ______________________________
                                           NUMBER       PAR VALUE        CAPITAL          STAGE             INCOME        TOTAL
                                           ______       _________        _______          ______            ______        _____
Issued for cash:
   Private placement agreements           20,007,680                 $     (19,022)               $             -   $         986
                        - at $0.000049    20,007,680   $     20,008  $     (19,022)  $          - $             -   $         986
                        - at $0.01         2,000,000          2,000         18,000              -               -          20,000
                        - at $0.20            81,000             81         16,119              -               -          16,200
Foreign currency translation adjustment            -              -              -              -             380             380
                                                   -              -              -              -               -             380
                                                                                                              380
Net loss for the period                            -              -              -        (11,573)              -         (11,573)
                                       _____________   ____________  _____________   ____________ _______________   _____________

Balance, August 31, 2004                  22,088,680         22,089         15,097        (11,573)            380          25,993
Foreign currency translation adjustment            -              -              -              -           1,279           1,279
Net loss for the year                              -              -              -        (32,276)              -         (32,276)
                                       _____________   ____________  _____________   ____________ _______________   _____________

Balance, August 31, 2005                  22,088,680         22,089         15,097        (43,849)          1,659          (5,004)
Issued for cash:
   Private placement agreements
                        - at $0.20         1,000,000          1,000        199,000              -               -         200,000
Shares repurchased
                        - at $0.20        (2,000,000)        (2,000)      (398,000)             -               -        (400,000)
Capital contribution                               -              -        398,000              -               -         398,000
Foreign currency translation adjustment            -              -              -              -           4,788           4,788
Net loss for the year                              -              -              -        (51,090)              -         (51,090)
                                       _____________   ____________  _____________   ____________ _______________   _____________

Balance, August 31, 2006                  21,088,680         21,089        214,097        (94,939)          6,447         146,694
Issued for cash:
   Private placement agreements
                        - at $0.20           300,000            300         59,700              -               -          60,000
Shares repurchased - Note 4
                        - at $0.20          (300,000)          (300)       (59,700)             -               -         (60,000)
Foreign currency translation adjustment            -              -              -              -             785             785
Net loss for the year                              -              -              -        (54,962)              -         (54,962)
                                       _____________   ____________  _____________   ____________ _______________   _____________

Balance, August 31, 2007                  21,088,680         21,089        214,097       (149,901)          7,232          92,517
Foreign currency translation adjustment            -              -              -              -            (944)           (944)
Net loss for the year                              -              -              -       (128,431)              -        (128,431)
                                       _____________   ____________  _____________   ____________ _______________   _____________
Balance, August 31, 2008                  21,088,680         21,089        214,097       (278,332)          6,288         (36,858)
Foreign currency translation adjustment            -              -              -              -            (773)           (773)
Net loss for the year                              -              -              -       (196,545)              -        (196,545)
                                       _____________   ____________  _____________   ____________ _______________   _____________


Balance, August 31, 2009                  21,088,680   $     21,089  $     214,097   $   (474,877)$         5,515   $    (234,176)
                                       =============   ============  =============   ============ ===============   ==============


                             SEE ACCOMPANYING NOTES

                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            August 31, 2009 and 2008
                             (STATED IN US DOLLARS)


Note 1    NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

          The Company is in the development stage and offers wine storage and cellaring services and also invests in wine for long term appreciation and resale. The Company was incorporated in the State of Nevada, United States of America on April 5, 2004 and its fiscal year end is August 31. Effective July 2, 2008, the Company is listed for trading on the Over-the-Counter Bulletin Board in the United States of America.

          These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2009, the Company had an accumulated deficit of $474,877 (2008: $278,332) and has a working capital deficit of $234,455 (2008: $90,013) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

Note 2    SIGNIFICANT ACCOUNTING POLICES

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

          Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in non-operating expenses on the Statements of Operations and Comprehensive Loss.

          INVESTMENT

          The Company's investment is comprised of wine purchased for appreciation and long-term resale and is valued at the lower of cost and fair value. Cost is determined using the average cost method. During the year ended August 31, 2009, the Company disposed of its entire wine collection for consideration consisting of a settlement of an account payable.

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

          INCOME TAXES

          The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (SFAS No. 109)" which prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return.

          ALLOWANCE FOR DOUBTFUL ACCOUNTS

          Reserves for doubtful accounts are established when there is a basis to doubt the full collectibility of accounts receivable, mainly based on past credit loss experience at each period-end.

          BASIC AND DILUTED LOSS PER SHARE

          The Company reports basic loss per share in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Diluted earnings(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net loss position at the calculation date. At August 31, 2009 and 2008, the Company had no outstanding common stock equivalents.

          COMPREHENSIVE LOSS

          The Company has adopted SFAS No. 130 "Reporting Comprehensive Income". Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

          RESEARCH AND MARKETING COSTS

          Research and marketing costs are expensed as incurred.

          FINANCIAL INSTRUMENTS

          The carrying value of the Company's financial instruments, consisting of cash, accounts payable and accrued liabilities and loans and advances approximate their fair value due to the short-term maturity of such instruments. The financial assets and liabilities are valued using Level 1 inputs. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

          RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

          In September, 2006, FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:


          Level 1 - quoted   prices   (unadjusted)   in   active   markets   for
                    identical assets or liabilities;

          Level 2 - observable inputs other than Level I, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

          Level 3 - assets  and  liabilities  whose  significant  value  drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

          SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. Originally, SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, the Company adopted SFAS No. 157 in the first quarter of fiscal year 2009. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company's consolidated results of operations and financial condition. The Company is currently evaluating the impact of measuring the remaining non-financial assets and non-financial liabilities under FSP No. 157-2 on its financial position, results of operations and cash flows.

          RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - (CONT'D)


          EFFECTIVE SEPTEMBER 1, 2008, THE COMPANY ADOPTED STATEMENT OF FINANCIAL ACCOUNTING STANDARD ("SFAS") NO. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. SFAS NO. 159 GIVES THE COMPANY THE IRREVOCABLE OPTION TO ELECT FAIR VALUE FOR THE INITIAL AND SUBSEQUENT MEASUREMENT FOR CERTAIN FINANCIAL ASSETS AND LIABILITIES ON A CONTRACT-BY-CONTRACT BASIS WITH THE DIFFERENCE BETWEEN THE CARRYING VALUE BEFORE ELECTION OF THE FAIR VALUE OPTION AND THE FAIR VALUE RECORDED UPON ELECTION AS AN ADJUSTMENT TO BEGINNING RETAINED EARNINGS. AS AT AUGUST 31, 2009, THE COMPANY HAS NOT ELECTED THE FAIR VALUE OPTION ON ANY OF ITS FINANCIAL ASSETS OR LIABILITIES.

          In May 2009, the FASB issued SFAS No. 165 "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and is applied prospectively. The adoption of this statement did not have a material effect on the Company's financial statements. The Company has evaluated subsequent events through December 2, 2009 which represents the date on which the financial statements were issued.

          RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

          In December  2007, the FASB issued  Statement of Financial  Accounting
          Standards No. 141 (revised 2007), BUSINESS COMBINATIONS ("SFAS No. 141R"). This standard replaces SFAS 141 and establishes principles and requirements for an acquirer, recognizes and measures in its financial statement the identifiable assets acquired and liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R is not expected to have a material effect on the Company's financial position, results of operations or cash flows. The impact of this guidance on the Company's financial statements will ultimately depend on the terms of any future business transactions.

          RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED - (cont'd)

          In June 2009, the FASB issued SFAS No.168, "The `FASB Accounting Standards Codification' and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168"). SFAS 168 establishes the "FASB Accounting Standards Codification" ("Codification") to become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 for the 2010 fiscal year. The Company is currently evaluating the effect on its financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

Note 3    EQUIPMENT



                                                       2009
                               _________________________________________________
                                                   Accumulated
                                     Cost          Depreciation          Net

          Computer equipment    $       1,940    $         1,661   $         279
                                =============    ===============   =============


                                                       2008
                               _________________________________________________
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

          During the year ended August 31, 2009, the Company incurred management fees of $31,200 (August 31, 2008: $7,800 and a bonus of $26,800 in respect to the Company becoming a reporting issuer on the OTCBB) payable to the President of the Company.

          As at August 31, 2009, accounts payable includes $66,300 (August 31, 2008: $36,100) due to the director of the Company with respect to the unpaid above noted fees and bonus and unpaid administrative reimbursements. The amount is unsecured, non-interest bearing, and due on demand.

          The Loans and  advances  of $25,599  (August  31,  2008:  $1,316)  are
          unsecured,   non-interest  bearing  and  have  no  specific  terms  of
          repayment.

Note 6    INCOME TAXES

          The significant components of the Company's deferred tax assets are as follows:

                                                                                 2009              2008
                                                                                 ____              ____

          Deferred tax assets
             Net operating losses carryforward                           $        161,000    $      95,000
          Less: valuation allowance                                              (161,000)         (95,000)
                                                                         ________________    _____________

          Deferred tax assets                                            $              -    $           -
                                                                         ================    =============


                                                                                 2009              2008
                                                                                 ____              ____

          Effective tax rate                                                           34%              34%
                                                                         =================   ==============

          Statutory rate applied to loss before income taxes             $        (67,000)   $     (44,000)
          Change in valuation allowance                                            67,000           44,000
                                                                         ________________    _____________

          Income tax expense                                             $              -    $           -
                                                                         ================    =============

          The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely-than-not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both August 31, 2009 and 2008.

          At August 31, 2009, the Company has incurred accumulated net operating losses totalling approximately $474,000 which are available to reduce taxable income in future taxation years.

          These losses expire as follows:

                      YEAR OF EXPIRY            AMOUNT

                      2024                 $      12,000
                      2025                        32,000
                      2026                        51,000
                      2027                        55,000
                      2028                       128,000
                      2029                       196,000
                                           _____________

                                           $     474,000

          UNCERTAIN TAX POSITIONS

          The Company has adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

          The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. The Company's tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statue of limitation. The Company currently has no tax years under examination. The Company is subject to tax examinations by tax authorities for all taxation years commencing after 2004.

          Based on the management's assessment of FIN 48, it was concluded that the adoption of FIN 48, as of September 1, 2007, had no significant impact on the Company's results of operations or financial position, and required no adjustment to the opening balance sheet accounts. The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of August 31, 2009. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

          Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company affiliate. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings.

Note 7    NON-CASH TRANSACTIONS

          Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The following transactions were excluded from the statement of cash flows:

          During the year ended August 31, 2009:

          The Company disposed of its entire wine collection and equipment for consideration consisting of a settlement of an account payable in the amount of $55,184.

Note 8    COMPARATIVE FIGURES

          Certain of the comparative figures have been reclassified to conform with the presentation in the current year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disputes or disagreements with our accountants or accounting and financial disclosure. Our Chartered Accountants are BDO Dunwoody, LLP 750 West Pender Street, Suite 604, Vancouver, B.C. Canada, V6C 2T7, tel. 604-689-0188.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required due to the material weaknesses in internal control over financial reporting described below

(A) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.


We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending July 31, 2010: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

ITEM 9 B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

Our officers and directors will serve until their respective successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

As of August 31, 2009, our sole executive officer and director, his age and positions are set forth below:

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


BOARD MEETINGS AND COMMITTEES

The Board of Directors held a total of two meetings during the period from inception through August 31, 2009. No director attended fewer than 75% of all meetings of the Board of Directors during this period. The Company has no committees.


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


ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth the compensation paid by us from inception August 31, 2009, for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.


                           SUMMARY COMPENSATION TABLE

NAMES                           ANNUAL COMPENSATION                   AWARDS       PAYOUTS        SECURITIES         LONG TERM
EXECUTIVE OFFICER                                                                                                   COMPENSATION
& PRINCIPAL          YEAR      SALARY      BONUS         OTHER        UNDER       RESTRICTED     OTHER SHARES
POSITION             ENDED                              ANNUAL         SARS       SHARES OR         OR LTIP
                                                     COMPENSATION                 RESTRICTED
                                                                                   OPTIONS

                               (US$)      (US$)         (US$)           (#)         (US$)            (US$)             (US$)
James F. Dempsey     2009      31,200        0             0              0            0                0                 0
President, CEO,
CFO, Principal
Accounting Officer
                     2008       7,800     26,800           0              0            0                0                 0



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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock as of August 31, 2009 for (i) each executive officer (ii) each director, (iii) each person known to us to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.

             Name and Address         Number of Shares     Percentage of Shares
         of Beneficial Owner(1,2)
              James F. Dempsey           18,007,680               85.39%
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




ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE


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

       2009   $20,233   BDO Dunwoody, LLP


(2)    AUDIT-RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

       2009    $nil     BDO Dunwoody, LLP

 (3) TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

       2009    $nil     BDO Dunwoody, LLP

 (4) ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

       2009    $nil     BDO Dunwoody, LLP

                                     PART IV


ITEM 15.EXHIBITS

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


Reports on Form 8-K: No reports were on filed on Form 8K during the period ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
(Registrant)
By (Signature and Title)*
Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By (Signature and Title)*
Date
By (Signature and Title)*
Date

Date:  November 30, 2009               W. S. INDUSTRIES, INC.

                                       By: /s/ JAMES F. DEMPSEY
                                           _____________________________
                                           James F. Dempsey
                                           President and Chief Executive Officer