Form 10-Q
period 2009-11-30
W. S. Industries, Inc.
filed 2010-01-14
CIK 1310497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                         For the quarterly period ended
                                NOVEMBER 30, 2009


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

CONTENTS

PART I | FINANCIAL INFORMATION.................................................4

   ITEM 1 | FINANCIAL STATEMENTS...............................................4

   ITEM 2 | MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................13

      FINANCIAL CONDITION.....................................................13

      RESULTS OF OPERATIONS...................................................13

      LIQUIDITY AND CAPITAL REQUIREMENTS......................................14

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

      INFLATION...............................................................14

   ITEM 4 | CONTROLS AND PROCEDURES...........................................15

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES........................15

   ITEM 4T | CONTROLS AND PROCEDURES..........................................15

PART II | OTHER INFORMATION...................................................16

   ITEM 1 | LEGAL PROCEEDINGS.................................................16

   ITEM 1A | RISK FACTORS.....................................................16

   ITEM 2 | UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......16

   ITEM 3 | DEFAULTS UPON SENIOR SECURITIES...................................16

   ITEM 4 | SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............16

   ITEM 5 | OTHER INFORMATION.................................................16

   ITEM 6 | EXHIBITS AND REPORTS ON FORM 8-K..................................16

   ITEM 7 | SIGNATURES........................................................17

ITEM 1 FINANCIAL STATEMENTS












                              W.S. INDUSTRIES, INC.

                          (A Development Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                                November 30, 2009


                                   (Unaudited)


                             (STATED IN US DOLLARS)



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                      November 30, 2009 and August 31, 2009
                                   (Unaudited)
                             (STATED IN US DOLLARS)

                                                         November 30,     August 31,
                                                             2009            2009
                                                         ____________     __________

                                     ASSETS
Current
    Cash                                                  $    6,607      $      856

Equipment- Note 3                                                258             279
                                                          __________      __________

                                                          $    6,865      $    1,135
                                                          ==========      ==========
                                   LIABILITIES
Current
   Accounts payable and accrued liabilities - Note 5      $  274,936      $  209,712

   Loans and advances - Note 5                                25,599          25,599
                                                          __________      __________

                                                             300,535         235,311
                                                          __________      __________

                            STOCKHOLDERS' DEFICIENCY
Capital Stock - Note 4

Common Stock, $0.001 par value
   25,000,000  authorized
   21,088,680  issued and outstanding
      (August 31, 2009: 21,088,680)                           21,089          21,089

Additional paid-in capital                                   214,097         214,097

Deficit accumulated during the development stage            (534,209)       (474,877)

Accumulated other comprehensive income                         5,353           5,515
                                                          __________      __________

                                                            (293,670)       (234,176)
                                                          __________      __________
                                                          $    6,865      $    1,135
                                                          ==========      ==========


Nature of Operations and Ability to Continue as a Going Concern - Note 1


APPROVED BY THE DIRECTOR:


             " JACK DEMPSEY"                Director
____________________________________________
               Jack Dempsey




                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
             INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
            for the three months ended November 30, 2009 and 2008 and
   for the period from April 5, 2004 (Date of Inception) to November 30, 2009
                                   (Unaudited)
                             (STATED IN US DOLLARS)

                                                                                      April 5, 2004
                                                                                       (Date of
                                                         Three months ended           Inception) to
                                                            November 30,              November 30,
                                                        2009            2008              2009
                                                                                      (cumulative)
                                                    ____________    ____________      _____________

Revenue                                             $          -    $          -        $   17,285
                                                    ____________    ____________        __________

Expenses
   Administrative services                                 5,400           5,400            32,400
   Bad debt expense                                            -               -             8,085
   Bank charges and interest                               4,733           2,293            20,884
   Consulting fees                                             -               -             8,878
   Courier and postage                                         -               -               177
   Depreciation                                               21             267             1,983
   Entertainment                                               -               -             2,810
   Management fees and bonus - Note 5                     30,300          30,300           231,100
   Office and miscellaneous                                   25           1,000            12,673
   Professional fees                                      15,687          12,041           145,677
   Registration and filing fees                            3,016           4,592            31,088
   Rent                                                        -               -            17,418
   Research and marketing                                      -               -             7,500
   Telephone                                                   -               -             3,027
   Travel                                                      -               -             6,154
   Wages                                                       -               -             6,139
                                                    ____________    ____________        __________

                                                          59,182          55,893           535,993
                                                    ____________    ____________        __________

Loss before other items                                  (59,182)        (55,893)         (518,708)
   Interest income                                             -               -             4,327
   Foreign exchange gain (loss)                             (150)           (173)           (9,828)
   Impairment of investment                                    -               -           (10,000)
                                                    ____________    ____________        __________
Net loss for the period                                  (59,332)        (56,066)         (534,209)
Other comprehensive income (loss):
   Foreign currency translation adjustment                  (162)              -             5,353
                                                    ____________    ____________        __________

Comprehensive loss for the period                   $   (59,494)    $    (56,066)       $ (528,856)
                                                    ============    ============        ==========

Basic loss per share                                $     (0.00)    $      (0.00)
                                                    ============    ============

Weighted average number of shares outstanding         21,088,680      21,088,680
                                                    ============    ============



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
            for the three months ended November 30, 2009 and 2008 and
   for the period from April 5, 2004 (Date of Inception) to November 30, 2009
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                                                      April 5, 2004
                                                                                       (Date of
                                                         Three months ended           Inception) to
                                                            November 30,              November 30,
                                                        2009            2008              2009
                                                                                      (cumulative)
                                                    ____________    ____________      _____________

Cash Flows used in Operating Activities
    Net loss for the period                         $    (59,332)   $    (56,066)       $ (534,209)
    Items not affecting cash:
      Depreciation                                            21             267             1,983
      Impairment of investment                                 -               -            10,000
    Changes in non-cash working capital balances:
      Accounts payable and accrued liabilities            65,224          55,401           331,436
                                                    ____________    ____________        __________

Net cash provided by (used in) operating activities        5,913            (398)         (190,790)
                                                    ____________    ____________        __________

Cash Flows from Financing Activities
    Loans and advances                                         -               -            24,283
    Common stock issued                                        -               -           297,186
    Common stock repurchased                                   -               -           (62,000)
                                                    ____________    ____________        __________

Net cash provided by financing activities                      -               -           259,469
                                                    ____________    ____________        __________

Cash Flows used in Investing Activities
    Acquisition of equipment                                   -               -            (4,427)
    Acquisition of investments                                 -               -           (64,903)
                                                    ____________    ____________        __________

Net cash used in investing activities                          -               -           (69,330)
                                                    ____________    ____________        __________

Effect of exchange rate changes on cash                     (162)              -             7,258
                                                    ____________    ____________        __________

Net increase (decrease) in cash during the period          5,751            (398)            6,607

Cash, beginning of period                                    856             524                 -
                                                    ____________    ____________        __________

Cash, end of period                                 $      6,607    $        126        $    6,607
                                                    ============    ============        ==========



                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      for the period April 5, 2004 (Date of Inception) to November 30, 2009
                                   (Unaudited)
                             (STATED IN US DOLLARS)


                                                                                  Deficit
                                                  (Note 4)                      Accumulated    Accumulated
                                                Common Shares      Additional   During the        Other
                                       _________________________    Paid-in     Development   Comprehensive
                                          Number       Par Value    Capital        Stage         Income          Total
                                       _____________   _________   __________   ___________   _____________   __________

Issued for cash:
   Private placement agreements
                        - at $0.000049    20,007,680   $  20,008   $  (19,022)  $        -      $      -      $      986
                        - at $0.01         2,000,000       2,000       18,000             -            -          20,000
                        - at $0.20            81,000          81       16,119             -            -          16,200
Foreign currency translation adjustment            -           -            -             -          380             380
Net loss for the period                            -           -            -       (11,573)           -         (11,573)
                                       _____________   _________   __________   ___________     ________      __________
Balance, August 31, 2004                  22,088,680      22,089       15,097       (11,573)         380          25,993
Foreign currency translation adjustment            -           -            -             -        1,279           1,279
Net loss for the year                              -           -            -       (32,276)           -         (32,276)
                                       _____________   _________   __________   ___________     ________      __________
Balance, August 31, 2005                  22,088,680      22,089       15,097       (43,849)       1,659          (5,004)
Issued for cash:
   Private placement agreements
                        - at $0.20         1,000,000       1,000      199,000             -            -         200,000
Shares repurchased
                        - at $0.20        (2,000,000)     (2,000)    (398,000)            -            -        (400,000)
Capital contribution                               -           -      398,000             -            -         398,000
Foreign currency translation adjustment            -           -            -             -        4,788           4,788
Net loss for the year                              -           -            -       (51,090)           -         (51,090)
                                       _____________   _________   __________   ___________     ________      __________
Balance, August 31, 2006                  21,088,680      21,089      214,097       (94,939)       6,447         146,694
Issued for cash:
   Private placement agreements
                        - at $0.20           300,000         300       59,700             -            -          60,000
Shares repurchased - Note 4
                        - at $0.20          (300,000)       (300)     (59,700)            -            -         (60,000)
Foreign currency translation adjustment            -           -            -             -          785             785
Net loss for the year                              -           -            -       (54,962)           -         (54,962)
                                       _____________   _________   __________   ___________     ________      __________
Balance, August 31, 2007                  21,088,680      21,089      214,097      (149,901)       7,232          92,517
Foreign currency translation adjustment            -           -            -             -         (944)           (944)
Net loss for the year                              -           -            -      (128,431)           -        (128,431)
                                       _____________   _________   __________   ___________     ________      __________
Balance, August 31, 2008                  21,088,680      21,089      214,097      (278,332)       6,288         (36,858)
Foreign currency translation adjustment            -           -            -             -         (773)           (773)
Net loss for the year                              -           -            -      (196,545)           -        (196,545)
                                       _____________   _________   __________   ___________     ________      __________
Balance, August 31, 2009                  21,088,680      21,089      214,097      (474,877)       5,515        (234,176)
Foreign currency translation adjustment            -           -            -             -         (162)           (162)
Net loss for the period                            -           -            -       (59,332)           -         (59,332)
                                       _____________   _________   __________   ___________     ________      __________
Balance, November 30, 2009                21,088,680   $  21,089   $  214,097   $  (534,209)    $  5,353      $ (293,670)
                                       =============   =========   ==========   ===========     ========      ==========


                              W.S. INDUSTRIES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                November 30, 2009
                                   (Unaudited)
                             (STATED IN US DOLLARS)


Note 1        NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

              The Company is in the development stage and offers wine storage and cellaring services. The Company was incorporated in the State of Nevada, United States of America on April 5, 2004 and its fiscal year end is August 31. Effective July 2, 2008, the Company is listed for trading on the Over-the-Counter Bulletin Board in the United States of America.

              These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2009, the Company had an accumulated deficit of $534,209 (August 31, 2009:
              $474,877) and has a working capital deficit of $293,928 (August 31, 2009: $234,455) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

              These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended August 31, 2009. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on August 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

Note 2        SIGNIFICANT ACCOUNTING POLICES

              In September 2006, the Financial Accounting Standards Board ("FASB") issued guidance which defined fair value, established a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expanded disclosures about fair value measurements. The Company adopted this guidance effective September 1, 2008. On September 1, 2009, the Company adopted the remaining provisions of this accounting standard as it relates to non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of these standards did not impact the Company's consolidated financial statements in any material respect.

              In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes the principles and requirements for how the acquirer in a business combination (i)
              recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The impact of this guidance on the Company's consolidated financial statements will ultimately depend on the terms of any future business transactions.

              In February 2008, the FASB issued guidance for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in issued financial statements on a recurring basis. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

              In April 2008, the FASB issued guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance was effective for the Company on July 1, 2009. The Company does not believe that the adoption of this guidance will have a material effect on its financial position or results of operations.

              In May 2009, the FASB issued guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. This guidance was effective for reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on its financial position or results of operations. The Company has evaluated subsequent events after the balance sheet date of November 30, 2009 through the filing date of this quarterly Report.

Note 2        SIGNIFICANT ACCOUNTING POLICES (CONT'D)


              In June 2009, the FASB issued the FASB Accounting Standards Codification ("Codification") establishing the sole source of authoritative U.S. generally accepted accounting principles ("GAAP"). Pursuant to the provisions of the Codification, the Company has updated references to GAAP in its financial statements for the period ended September 30, 2009. The adoption of the Codification did not impact the Company's financial position or results of operations.


Note 3        EQUIPMENT

                                                  November 30, 2009
                                     ___________________________________________
                                                      ACCUMULATED
                                        COST          DEPRECIATION        NET
                                     ___________________________________________

              Computer equipment     $     1,940      $      1,682      $    258
                                     ===========      ============      ========


                                                    August 31, 2009
                                     ___________________________________________
                                        COST                               COST
                                     ___________________________________________

              Computer equipment     $     1,940      $      1,661      $    279
                                     ===========      ============      ========


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

              During the three months ended November 30, 2009, the Company incurred management fees of $7,800 (2008: $7,800) payable to the President of the Company.

              As at November 30, 2009, accounts payable includes $74,100 (August 31, 2009: $66,300) due to the director of the Company with respect to the unpaid above noted fees and bonus and unpaid administrative reimbursements. The amount is unsecured, non-interest bearing, and due on demand.

              The Loans and advances of $25,599 (August 31, 2009: $25,599) are unsecured, non-interest bearing and have no specific terms of repayment.

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

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board ("OTCBB") under the symbol "WSID". For the interim period ended November 30, 2009 we generated no revenues from operations and have experienced losses since inception.

As of the period ended November 30, 2009 the Company has cash on hand of $6,607, compared to $856 as at August 31, 2009. There is considerable doubt as to whether the Company can continue in the wine storage industry and we may need to consider an alternate business model if we are to become profitable. The Company is open to new opportunities and is seeking to broaden its horizons.

At November 30, 2009 the Company estimated that it would require $125,000 to meet its operating needs for the current fiscal year, the Company has not yet satisfied its need for cash. The Company will rely on its President to determine how to raise these funds, bearing in mind the best interests of the Company.


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

To date, the Company has not recognized significant revenue through its operations and had an accumulated deficit of $534,209 since inception. We have no assurance that, if needed, future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board ("OTCBB") under the symbol "WSID". We have no revenues from operations, have experienced losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

In the three month period ended November 30, 2009 our net loss was $59,332 compared to $56,066 for the three month period ended November 30, 2008. This difference was due to an increase in several areas.

Professional fees, which include accounting and audit fees and legal fees, increased for the period ended November 30, 2009, at $15,687 up from $12,041 in 2008. Bank charges and interest were higher at $4,733 for 2009; in 2008 bank charges and interest were $2,293. This increase is a result of interest charges incurred on unpaid management fees.

Office and miscellaneous costs decreased for this period ended November 30, 2009, at $25 versus $1,000 in 2008. This cost was primarily due to the Company paying for expenses hosting the website.


LIQUIDITY AND CAPITAL REQUIREMENTS

As of November 30, 2009, the Company had total assets of $6,865, and total liabilities of $300,535. As of November 30, 2009, the Company had cash of $6,607 and negative working capital of $293,928.

Cash provided by operating activities for the three months ended November 30, 2009 was $5,913 as compared to cash used in operating activities for the same period in 2008 of $(398). The increase in cash used in operating activities was primarily due to the fact that operations for the three months ended November 30, 2009 was largely funded by the an advance included in accrued liabilities.

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

                        ITEM 4 | CONTROLS AND PROCEDURES


Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required due to the material weaknesses in internal control over financial reporting described below.


ITEM 4 | CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and our secretary and treasurer, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of November 30, 2009, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our secretary and treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our secretary and treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II | OTHER INFORMATION


                           ITEM 1 | LEGAL PROCEEDINGS


None.


                             ITEM 1A | RISK FACTORS


There has been no change to the risk factors since the year ended August 31, 2009 as filed with the audited financial statements.


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


Date: January 11, 2010

                                       W. S. INDUSTRIES, INC.



                                       /s/ JAMES F. DEMPSEY
                                       _________________________________________
                                           James F. Dempsey
                                           President and Chief Executive Officer