Form 10-Q
period 2009-12-31
W. S. Industries, Inc.
filed 2010-04-14
CIK 1310497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
February 28, 2010
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

4255 Arbutus St.
Suite 250, Vancouver, BC
V6J 4R1
_______________________________________
(Address of principal executive offices)

Tel: 604-830-6499
_________________________________________________
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x     No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes       No  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated file                                                                                                         Accelerated filer  

Non-accelerated filer                                                                                                         Smaller reporting company  x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  x                        No  

State the number of shares outstanding of each of registrant’s classes of common equity, for the period covered by this report and as at the latest practicable date:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 28, 2010.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	21,088,680

Contents

PART I | FINANCIAL INFORMATION	4
ITEM 1 | FINANCIAL STATEMENTS	4
ITEM 2 | MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
Financial Condition	13
Results of Operations	13
Liquidity and Capital Requirements	14
ITEM 3 | DISCLOSURES ABOUT MARKET RISK	14
Foreign Currency	14
Inflation	14
ITEM 4 | CONTROLS AND PROCEDURES	15
Evaluation of Disclosure Controls and Procedures	15
ITEM 4T | CONTROLS AND PROCEDURES	15
PART II | OTHER INFORMATION	16
ITEM 1 | LEGAL PROCEEDINGS	16
ITEM 1A | RISK FACTORS	16
Limited operating history | Need for additional capital	16
Limited Financial Resources	16
Limited Public Market, Possible Volatility of Share Price	16
Dependence on Executive Officers	16
Dilution to the Existing Shareholders	16
Competitive Business Conditions	16
Our Competitive Position	16
Reliance on Third Party Providers	16
Internet Security	16
Investment	16
ITEM 2 | UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16
ITEM 3 | DEFAULTS UPON SENIOR SECURITIES	16
ITEM 4 | SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16
ITEM 5 | OTHER INFORMATION	16
ITEM 6 | EXHIBITS AND REPORTS ON FORM 8-K	16
ITEM 7 | SIGNATURES	17

W.S. INDUSTRIES, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

February 28, 2010

(Unaudited)

(Stated in US Dollars)

W.S. INDUSTRIES, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
February 28, 2010 and August 31, 2009
(Unaudited)
(Stated in US Dollars)
		February 28,	August 31,
		2010	2009
ASSETS
Current
Cash		$3,358	$856

Equipment- Note 3		237	279
		$3,595	$1,135
LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5		$318,633	$209,712
Loans and advances – Note 5		28,699	25,599
		347,332	235,311

STOCKHOLDERS' DEFICIENCY
Capital Stock – Note 4
Common Stock, $0.001 par value
25,000,000	authorized
21,088,680	issued and outstanding ( August 31, 2009: 21,088,680)	21,089	21,089
Additional paid-in capital		214,097	214,097
Deficit accumulated during the development stage		(584,276)	(474,877)
Accumulated other comprehensive income		5,353	5,515

		(343,737)	(234,176)
		$3,595	$1,135

Nature of Operations and Ability to Continue as a Going Concern - Note 1

APPROVED BY THE DIRECTOR:

“ Jack Dempsey”	Director
Jack Dempsey

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three and six months ended February 28, 2010 and 2009 and for the period from April 5, 2004 (Date of Inception) to February 28, 2010
(Unaudited)
(Stated in US Dollars)

	Three months ended		Six months eded		April 5, 2004 (Date of Inception) to

	February 28,	February 29,	February 28,	February 29,	Feb. 28,

	2010	2009	2010	2009	2010

Revenue
Storage rental fee	$-	$-	$-	$-	$17,285
Expenses
Administrative services	5,400	5,400	10,800	10,800	37,800
Bad debt expense	- -	- -	- -	- -	8,085
Bank charges and interest	5,233	3,052	9,966	5,345	26,117
Consulting fees	- -	- -	- -	- -	8,878
Courier and postage	- -	- -	- -	- -	177
Depreciation	21	89	42	178	2,004
Entertainment	-	858	-	858	2,810
Management fees and bonus - Note 5	30,300	30,300	60,600	60,600	261,400
Office and miscellaneous	-	-	25	1,000	12,673
Professional fees	7,460	5,645	23,147	17,686	153,137
Registration and filing fees	1,629	4,760	4,645	9,352	32,717
Rent	- -	- -	- -	- -	17,418
Research and marketing	- -	- -	- -	- -	7,500
Telephone	- -	- -	- -	- -	3,027
Travel	- -	- -	- -	- -	6,154
Wages	- -	- -	- -	- -	6,139
	50,043	50,104	109,225	105,819	586,036
Loss before other items	(50,043)	(50,104)	(109,225)	(105,819)	(568,751)
Interest income (expense)	- -	- -	- -	- -	4,327
Foreign exchange loss	(24)	(861)	(174)	(1,034)	(9,851)
Impairment of investment	- -	- -	- -	- -	(10,000)
Net loss for the period	(50,067)	(50,965)	(109,399)	(106,853)	(584,275)
Other comprehensive income (loss)					-
Foreign currency translation adjustment	-	-	(162)	-	5,353
Comprehensive loss for the period	$(50,067)	$(50,965)	$(109,561)	$(106,853)	$(578,922)
Basic loss per share	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares outstanding	21,088,680	21,088,680	21,088,680	21,088,680

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended February 28, 2010 and 2009 and
for the period from April 5, 2004 (Date of Inception) to February 28, 2010
(Unaudited)
(Stated in US Dollars)

			April 5, 2004
			(Date of
	Six months ended		Inception) to
	February 28,		February 28,
	2010	2009	2010
			(cumulative)
Cash Flows used in Operating Activities
Net loss for the period	$(109,399)	$(106,853)	$(584,275)
Items not affecting cash:
Depreciation	42	178	2,004
Impairment of investment	-	-	10,000
Changes in non-cash working capital balances:
Accounts payable and accrued liabilities	108,921	108,710	375,132

Net cash provided by (used in) operating activities	(436)	2,035	(197,139)

Cash Flows from Financing Activities
Loans and advances	3,100	-	27,383
Common stock issued	-	-	297,186
Common stock repurchased	-	-	(62,000)

Net cash provided by financing activities	3,100	-	262,569

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(4,427)
Acquisition of investments	-	(2,605)	(64,903)

Net cash used in investing activities	-	(2,605)	(69,330)

Effect of exchange rate changes on cash	(162)	57	7,258

Net increase (decrease) in cash during the period	2,502	(513)	3,358

Cash, beginning of period	856	524	-

Cash, end of period	$3,358	$11	$3,358

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period April 5, 2004 (Date of Inception) to February 28, 2010
(Unaudited)
(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
	(Note 4)		Additional	During the	Other
	Common Shares		Paid-in	Development	Comprehensive
	Number	Par Value	Capital	Stage	Income	Total
Issued for cash: Private placement agreements – at $0.000049	20,007,680	$20,008	$(19,022	$-	$-	$986 $ 986
- at $0.01	2,000,000	2,000	18,000	-	-	20,000
- at $0.20	81,000	81	16,119	-	-	16,200
Foreign currency translation adjustment	-	-	-	-	380	380
Net loss for the period	-	-	-	(11,573)	-	(11,573)
Balance, August 31, 2004	22,088,680	22,089	15,097	(11,573)	380	25,993
Foreign currency translation adjustment	-	-	-	-	1,279	1,279
Net loss for the year	-	-	-	(32,276)	-	(32,276)
Balance, August 31, 2005	22,088,680	22,089	15,097	(43,849)	1,659	(5,004)
Issued for cash:
Private placement agreements - at $0.20	1,000,000	1,000	199,000	-	-	200,000
Shares repurchased
- at $0.20	(2,000,000)	(2,000)	(398,000	-	-	(400,000)
Capital contribution	-	-	398,000	-	-	398,000
Foreign currency translation adjustment	-	-	-	-	4,788	4,788
Net loss for the year	-	-	-	(51,090)	-	(51,090)
Balance, August 31, 2006	21,088,680	21,089	214,097	(94,939)	6,447	146,694
Issued for cash:
Private placement agreements - at $0.20	300,000	300	59,700	-	-	60,000
Shares repurchased – Note 4
- at $0.20	(300,000)	(300)	(59,700	-	-	(60,000)
Foreign currency translation adjustment	-	-	-	-	785	785
Net loss for the year	-	-	-	(54,962)	-	(54,962)
Balance, August 31, 2007	21,088,680	21,089	214,097	(149,901)	7,232	92,517
Foreign currency translation adjustment	-	-	-	-	(944)	(944)
Net loss for the year	-	-	-	(128,431)	-	(128,431)
Balance, August 31, 2008	21,088,680	21,089	214,097	(278,332)	6,288	(36,858)
Foreign currency translation adjustment	-	-	-	-	(773)	(773)
Net loss for the year	-	-	-	(196,545)	-	(196,545)
Balance, August 31, 2009	21,088,680	21,089	214,097	(474,877)	5,515	(234,176)
Foreign currency translation adjustment	-	-	-	-	(162)	(162)
Net loss for the period	-	-	-	(109,399)	-	(109,399)
Balance, February 28, 2010	21,088,680	$21,089	$214,097	$(584,276)	$5,353	$(343,737)

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
February 28, 2010
(Unaudited)
(Stated in US Dollars)

Note 1             Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and is currently seeking suitable early stage business opportunities.  The Company was incorporated in the State of Nevada, United States of America on April 5, 2004 and its fiscal year end is August 31.  Effective July 2, 2008, the Company is listed for trading on the Over-the-Counter Bulletin Board in the United States of America.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2010 the Company had an accumulated deficit of $584,276 (August 31, 2009: $474,877) and has a working capital deficit of $343,974 (August 31, 2009: $234,455) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended August 31, 2009. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on August 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

Note 2              Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance which defined fair value, established a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expanded disclosures about fair value measurements. The Company adopted this guidance effective September 1, 2008.  On September 1, 2009, the Company adopted the remaining provisions of this accounting standard as it relates to non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of these standards did not impact the Company’s financial statements in any material respect.

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes the principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The impact of this guidance on the Company’s financial statements will ultimately depend on the terms of any future business transactions.

In February 2008, the FASB issued guidance for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in issued financial statements on a recurring basis. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In May 2009, the FASB issued guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date.  This guidance was effective for reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on its financial position or results of operations. The Company has evaluated subsequent events after the balance sheet date of February 28, 2010 through the filing date of this quarterly Report.

Note 3              Equipment

	February 28, 2010
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,940	$1,703	$237

	August 31, 2009

	Cost		Cost

Computer equipment	$1,940	$1,661	$279

Note 4	Capital Stock

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

During the three and six months ended February 28, 2010, the Company incurred management fees of $7,800 and $15,600, respectively (February 28. 2009: $7,800 and $15,600) payable to the President of the Company.

As at February 28, 2010, accounts payable includes $81,900 (August 31, 2009: $66,300) due to the director of the Company with respect to the unpaid above noted fees and bonus and unpaid administrative reimbursements.  The amount is unsecured, non-interest bearing, and due on demand.

The Loans and advances of $28,699 (August 31, 2009: $25,599) are unsecured, non-interest bearing and have no specific terms of repayment.

ITEM 2 | MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board (“OTCBB”) under the symbol “WSID”.  For the interim period ended February 28, 2010 we generated no revenues from operations and have experienced losses since inception.

As of the period ended February 28, 2010 the Company has cash on hand of $3,358, compared to $856 as at August 31, 2009.  There is substantial doubt about our ability to continue as a going concern and we are currently seeking suitable early stage business opportunities. At February 28, 2010, the Company estimated that it would require $125,000 to meet its operating needs for the current fiscal year, the Company has not yet satisfied its need for cash. The Company will rely on its President to determine how to raise these funds, bearing in mind the best interests of the Company.

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

To date, the Company has not recognized significant revenue through its operations and had an accumulated deficit of $584,438 since inception. We have no assurance that, if needed, future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board (“OTCBB”) under the symbol “WSID”.  We have no revenues from operations, have experienced losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

In the six month period ended February 28, 2010 our net loss was $ 109,399 compared to $106,853 for the six month period ended February 28, 2009.  This difference was due to an increase in several areas.

Results of Operations - continued

Professional fees, which include accounting and audit fees and legal fees, increased for the period ended February 28, 2010, at $23,147 up from $17,686 in 2009.  Bank charges and interest were higher at $9,966 for 2010; in 2009 bank charges and interest were $5,345.  This increase is a result of interest charges incurred on unpaid management fees.

Office and miscellaneous costs decreased for this period ended February 28, 2010, at $25 versus $1,000 in 2009.  This cost was primarily due to the Company paying for expenses hosting the website.

Liquidity and Capital Requirements

As of February 28, 2010, the Company had total assets of $3,595, and total liabilities of $347,332. As of February 28, 2009, the Company had cash of $3,358 and negative working capital of $313,428.

Cash used in operating activities for the six months ended February 28, 2010 was $436 as compared to cash provided by operating activities for the same period in 2008 of $2,035.  The increase in cash used in operating activities was primarily due to the fact that the Company incurred increased professional fees in the  six months ended February 28, 2010 The Company has no other capital resources other than the ability to use its common stock to raise additional capital. The Company’s current cash is not sufficient to sustain operations in the next 3 months. Estimated cash needed for next 12 months is $125,000.  The cash will be mainly used for general administrative, corporate (legal, accounting and audit), financing and management.

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

ITEM 4 | CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of February 28, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls Over Financial Reporting

During the quarter ended February 28, 2010,  there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date:  April 14, 2010                                                                           W. S. INDUSTRIES, INC.

                                                                                     /s/ James F. Dempsey
                                                                                     James F. Dempsey

    President and Chief Executive Officer