Form 10-Q
period 2010-05-31
W. S. Industries, Inc.
filed 2010-07-15
CIK 1310497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

May 31, 2010

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

Yes  x     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated file   ☐                                Accelerated filer  ☐

Non-accelerated filer  ☐                            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒                        No  ☐

State the number of shares outstanding of each of registrant’s classes of common equity, for the period covered by this report and as at the latest practicable date:

Title of each class	Number of shares
Common Stock, par value $0.001 per share	21,088,680

2

Contents

PART I | OTHER INFORMATION

3

ITEM 1 | FINANCIAL STATEMENTS

4

ITEM 2 | MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  10

Financial Condition

10

Results of Operations

10

Results of Operations - continued

11

Liquidity and Capital Requirements

11

ITEM 3 | DISCLOSURES ABOUT MARKET RISK

11

Foreign Currency

11

ITEM 4 | CONTROLS AND PROCEDURES

12

PART II | OTHER INFORMATION

13

ITEM 1 | LEGAL PROCEEDINGS

13

ITEM 1A | RISK FACTORS

13

ITEM 2 | UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

13

ITEM 3 | DEFAULTS UPON SENIOR SECURITIES

13

ITEM 4 | SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

ITEM 5 | OTHER INFORMATION

13

ITEM 6 | EXHIBITS AND REPORTS ON FORM 8-K

13

ITEM 7 | SIGNATURES

14

3

W.S. INDUSTRIES, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

May 31, 2010

(Unaudited)

(Stated in US Dollars)

PART I | OTHER INFORMATION

ITEM 1 | FINANCIAL STATEMENTS

W.S. INDUSTRIES, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

May 31, 2010 and August 31, 2009

(Unaudited)

(Stated in US Dollars)

		May 31,	August 31,
ASSETS		2010	2009

Current
Cash		$ 2,307	$ 856

Equipment- Note 3		216	279

		$ 2,523	$ 1,135

	LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5		$ 367,763	$ 209,712
Loans and advances – Note 5		28,699	25,599

		396,462	235,311

	SHAREHOLDERS’ EQUITY

Capital Stock – Note 4
Common Stock, $0.001 par value
25,000,000	authorized,
21,088,680	issued and outstanding ( August 31, 2009: 21,088,680)	21,089	21,089
Additional paid-in capital		214,097	214,097
Deficit accumulated during the development stage		(634,478)	(474,877)
Accumulated other comprehensive income		5,353	5,515

		(393,939)	(234,176)

		$ 2,523	$ 1,135

APPROVED BY THE DIRECTOR:

“ Jack Dempsey”	Director
Jack Dempsey

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the nine months ended May 31, 2010 and 2009 and

for the period from April 5, 2004 (Date of Inception) to May 31, 2010

(Unaudited)

(Stated in US Dollars)

					April 5, 2004
					(Date of
	Three months ended			Nine months ended	Inception) to
May 31,		May 31,	May 31,	May 31,	May 31,
2010		2009	2010	2009	2010
					(cumulative)
Revenue
Storage rental fee	$ -	$ -	$ -	$ -	$ 17,285
Expenses

Administrative services	5,400	5,400	16,200	16,200	43,200
Bad debt expense	-	-	-	-	8,085
Bank charges and interest	7,818	4,014	17,784	9,359	33,935
Consulting fees	-	-	-	-	8,878
Courier and postage	-	-	-	-	177
Depreciation	21	89	63	267	2,025
Entertainment	-	-	-	858	2,810
Management fees and bonus - Note 5	30,300	30,300	90,900	90,900	291,700
Office and miscellaneous	-	-	25	1,000	12,671
Professional fees	5,287	8,165	28,434	25,851	158,424
Registration and filing fees	1,315	553	5,960	9,905	34,032
Rent	-	-	-	-	17,418
Research and marketing	-	-	-	-	7,500
Telephone	-	-	-	-	3,027
Travel	-	-	-	-	6,154
Wages	-	-	-	-	6,139
	50,141	48,521	159,366	154,340	636,175
Loss before other items	(50,141)	(48,521)	(159,366)	(154,340)	(618,890)
Interest income (expense)	-	-	-	-	4,327
Foreign exchange loss	(61)	251	(235)	(781)	(9,913)
Impairment of investment	-	-	-	-	(10,000)
Net loss for the period	(50,202)	(48,270)	(159,601)	(155,121)	(634,476)
Foreign currency translation adjustment	-	-	(162)	-	5,353
Comprehensive loss for the period	$ (50,202)	$ (48,270)	$ (159,763)	$ (155,121)	$ (629,123)
Basic loss per share	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Weighted average number of shares outstanding	21,088,680	21,088,680	21,088,680	21,088,680

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended May 31, 2010 and 2009 and

for the period from April 5, 2004 (Date of Inception) to May 31, 2010

(Unaudited)

(Stated in US Dollars)

			April 5, 2004
			(Date of
	Nine months ended		Inception) to
	May 31,		May 31,
	2010	2009	2010
			(cumulative)
Cash Flows used in Operating Activities
Net loss for the period	$ 159,601)	$ (155,121)	$ (634,478)
Items not affecting cash:
Depreciation	63	267	2,025
Impairment of investment	-	-	10,000
Changes in non-cash working capital balances:
Accounts payable and accrued liabilities	158,051	133,739	424,263

Net cash provided by (used in) operating activities	(1,487)	(21,115)	(198,190)

Cash Flows from Financing Activities
Loans and advances	3,100	24,283	27,383
Common stock issued	-	-	297,186
Common stock repurchased	-	-	(62,000)

Net cash provided by financing activities	3,100	24,283	262,569

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(4,247)
Acquisition of investments	-	(2,605)	(64,903)

Net cash used in investing activities	-	(2,605)	(69,330)

Effect of exchange rate changes on cash	(162)	-	7,258

Net increase (decrease) in cash during the period	1,451	563	2,307

Cash, beginning of period	856	524	-

Cash, end of period	$ 2,307	$ 1,087	$ 2,307

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period April 5, 2004 (Date of Inception) to May 31, 2010

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
	(Note 4)		Additional	During the	Other
	Common Shares		Paid-in	Development	Comprehensive
	Number	Par Value	Capital	Stage	Income	Total
Issued for cash: Private placement agreements – at $0.000049	20,007,680 20,007,680	$ 20,008	$ (19,022) $ (19,022)	$ -	$ - $ -	$ 986 $ 986
– at $0.01	2,000,000	2,000	18,000	-	-	20,000
– at $0.20	81,000	81	16,119	-	-	16,200
Foreign currency translation adjustment	- -	- -	- -	- -	380 - 380	380 380
Net loss for the period	-	-	-	(11,573)	-	(11,573)

Balance, August 31, 2004	22,088,680	22,089	15,097	(11,573)	380	25,993
Foreign currency translation adjustment	-	-	-	-	1,279	1,279
Net loss for the year	-	-	-	(32,276)	-	(32,276)

Balance, August 31, 2005	22,088,680	22,089	15,097	(43,849)	1,659	(5,004)
Issued for cash:
Private placement agreements – at $0.20	1,000,000	1,000	199,000	-	-	200,000
Shares repurchased – at $0.20	(2,000,000)	(2,000)	(398,000)	-	-	(400,000)
Capital contribution	-	-	398,000	-	-	398,000
Foreign currency translation adjustment	-	-	-	-	4,788	4,788
Net loss for the year	-	-	-	(51,090)	-	(51,090)

Balance, August 31, 2006	21,088,680	21,089	214,097	(94,939)	6,447	146,694
Issued for cash:
Private placement agreements – at $0.20	300,000	300	59,700	-	-	60,000
Shares repurchased – Note 4 – at $0.20	(300,000)	(300)	(59,700)	-	-	(60,000)
Foreign currency translation adjustment	-	-	-	-	785	785
Net loss for the year	-	-	-	(54,962)	-	(54,962)

Balance, August 31, 2007	21,088,680	21,089	214,097	(149,901)	7,232	92,517
Foreign currency translation adjustment	-	-	-	-	(944)	(944)
Net loss for the year	-	-	-	(128,431)	-	(128,431)

Balance, August 31, 2008	21,088,680	21,089	214,097	(278,332)	6,288	(36,858)
Foreign currency translation adjustment	-	-	-	-	(773)	(773)
Net loss for the year	-	-	-	(196,545)	-	(196,545)

Balance, August 31, 2009	21,088,680	21,089	214,097	(474,877)	5,515	(234,176)
Foreign currency translation adjustment	-	-	-	-	(162)	(162)
Net loss for the period	-	-	-	(159,601)	-	(159,601)

Balance, May 31, 2010	21,088,680	$ 21,089	$ 214,097	$ (634,478)	$ 5,353	$ (393,939)

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2010

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2010 the Company had an accumulated deficit of $634,478 (August 31, 2009: $474,877) and has a working capital deficiency of $394,155 (August 31, 2009: $234,455) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended August 31, 2009. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on August 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

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

Note 2

Significant Accounting Polices

Development Stage

The Company is a development stage company as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities

Foreign Currency Translation

The Company’s functional currency is in Canadian dollars as substantially all of the Company’s operations are in Canada and funds raised are denominated in Canadian dollars.  The Company uses the United States dollar as its reporting currency.

Foreign assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Accumulated Other Comprehensive Income account in Stockholder’s Equity (Deficiency), if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in non-operating expenses on the Statements of Operations and Comprehensive Loss.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for such asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

Note 2

Significant Accounting Polices – (cont’d)

Recent Accounting Pronouncements

In January 2010, the FASB issued amended guidance to improve disclosure requirements related to Fair Value Measurements and Disclosures-Overall Subtopic 820-10 of the FASB Accounting Standards Codification originally issued as FASB Statement No. 157, Fair value Measurements. The amended guidance requires companies to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. These additional disclosure requirements were effective for the interim period beginning March 1, 2010. For the three months ended May 31, 2010, the Company did not have any transfers in and out of Level 1 and Level 2 fair value measurements. The amended guidance also requires additional disclosures related to Level 3 fair value measurements. The Company does not currently have Level 3 fair value measurements.

Note 3

Equipment

May 31, 2010
Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 1,940	$ 1,724	$ 216

August 31, 2009

	Cost	Accumulated	Net
Depreciation
Computer equipment	$ 1,940	$ 1,661	$ 279

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

Capital Stock – (cont’d)

Private Placements – (cont’d)

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

During the three and nine months ended May 31, 2010, the Company incurred management fees of $7,800 and $23,400 respectively (2009: $7,800 and $23,400 respectively) payable to the President of the Company.

As at May 31, 2010, accounts payable includes $89,700 (August 31, 2009: $66,300) due to the director of the Company with respect to the unpaid above noted fees and bonus and unpaid administrative reimbursements.  The amount is unsecured, non-interest bearing, and due on demand.

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

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board (“OTCBB”) under the symbol “WSID”.  For the interim period ended May 31, 2010 we generated no revenues from operations and have experienced losses since inception.

As of the period ended May 31, 2010 the Company has cash on hand of $2,307, compared to $856 as at August 31, 2009.  There is substantial doubt about our ability to continue as a going concern and we are currently seeking suitable early stage business opportunities. At May 31, 2010, the Company estimated that it would require $125,000 to meet its operating needs for the current fiscal year, the Company has not yet satisfied its need for cash. The Company will rely on its President to determine how to raise these funds, bearing in mind the best interests of the Company.

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

To date, the Company has not recognized significant revenue through its operations and had an accumulated deficit of $634,478 since inception. We have no assurance that, if needed, future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board (“OTCBB”) under the symbol “WSID”.  We have no revenues from operations, have experienced losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

In the nine month period ended May 31, 2010 our net loss was $ 159,601 compared to $1

55,121 for the nine month period ended May 31, 2009.  This difference was due to an increase in several areas.

Results of Operations - continued

Professional fees, which include accounting and audit fees and legal fees, increased for the period ended May 31, 2010, to $28,434 from $25,851 in 2009.  Bank charges and interest were higher at $17,784 for 2010; in 2009 bank charges and interest were $9,359.  This increase is a result of interest charges incurred on unpaid management fees.

Office and miscellaneous costs decreased for this period ended May 31, 2010, at $25 versus $1,000 in 2009.  This cost was primarily due to the Company paying for expenses hosting the website.

Liquidity and Capital Requirements

As of May 31, 2010, the Company had total assets of $2,523, and total liabilities of $396,462. As of May 31, 2010, the Company had cash of $2,307 and negative working capital of $394,155.

Cash used in operating activities for the nine months ended May 31, 2010 was $1,487 as compared to cash used in operating activities for the same period in 2009 of $21,115.   The Company has no other capital resources other than the ability to use its common stock to raise additional capital. The Company’s current cash is not sufficient to sustain operations in the next 3 months. Estimated cash needed for next 12 months is $125,000.  The cash will be mainly used for general administrative, corporate (legal, accounting and audit), financing and management.

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

ITEM 4 | CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of May 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended May 31, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date:  July 14, 2010

W. S. INDUSTRIES, INC.

/s/ James F. Dempsey

James F. Dempsey

President and Chief Executive Officer

15