Form 10-K
period 2010-08-31
W. S. Industries, Inc.
filed 2010-11-29
CIK 1310497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

August 31, 2010

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

Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated file   ☐

Accelerated filer  ☐

Non-accelerated filer  ☐

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒                        No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

On  August  31,  2010  there  the  market  value  of the  voting  stock  held by non-affiliates of the Registrant was $158,165.

Registrant’s revenues for the most recent fiscal year and for the period covered by this report are $0.00

State the number of shares outstanding of each of registrant’s classes of common equity, for the period covered by this report and as at the latest practicable date:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 26, 2010.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	21,088,680

Table of Contents

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Disclaimer

This report contains forward-looking statements, which reflect, among other things, management’s expectations regarding the Company’s future growth, results of operations, performance and business prospects and opportunities. The use of any of the words "anticipate", "continue", "estimate", "expect", "may", "will", "project", "should", "believe" and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in such forward-looking statements. The Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions but no assurance can be given that these expectations will prove to be correct and the forward-looking statements included in this report should not be unduly relied upon. These statements speak only as of the date of this report  and save and except as required under applicable securities legislation the Company assumes no obligation to update or revise them to reflect new events or circumstances.

COMPANY OVERVIEW

W.S. Industries, Inc. (or “the Company”) was incorporated in the State of Nevada on April 5, 2004, for the purpose of providing consulting services to businesses, and engaging in any other lawful activity. The Company’s principal address is 4255 Arbutus St. Suite 250, Vancouver, BC V6J 4R1

W.S. Industries, Inc. has been in the development stage since inception and has nominal operating history and revenues.  Since inception the Company has been engaged in the wine storage business; however, this was terminated during the year ended August 31, 2009. The Company will continue to explore new investment opportunities.

PRINCIPAL PRODUCTS AND SERVICES

The Company has a web site at www.yourwinewizard.com. The site is updated regularly to reflect our services as we add new ones and refine existing services.

In the past our Company has provided services and information concerning wine storage, the cellaring of fine wines and accessories for the oenophile; however, the Company disposed of its wine collection during  the year ended August 31, 2009. In the future the Company intends to provide these services as it had done in the past while continuing to explore new investment opportunities. The administrative operations of the business are currently being run from the office of Mr. Dempsey, the Company’s President.

By visiting the Company’s website, existing and potential customers, and other interested parties can obtain information regarding wine storage and, more specifically, the wine storage services we provide.  The site offers customers a chance to quickly and efficiently begin the wine storage process. Later, additional features such as electronic registration of a clients’ wine collection and online inventory access for clients, through a dedicated database on the Company’s server, will serve to enhance the wine storage experience. Potential customers can contact the Company electronically and will be contacted by a representative of the company.

In the past the Company sold a variety of wine related products and accessories and hopes to continue to do so in the future. Information about these products will be available on our website at www.yourwinewizard.com which is currently under maintenance.  The Company has been a dealer for a variety of upscale and high end wine products including wine coolers, custom designed wine coolers, hardwood wine racking manufactured in Canada and the United States, fine crystal stemware, wine buckets, wine cork removers and an assortment of other wine accessories to please the serious wine enthusiast as well as the casual wine drinker. Our Company has sold fine brands such as Cavavin wine coolers, and Spiegelau glassware.

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

During the year ended August 31, 2009 the Company disposed of its entire wine collection.

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

MARKETING STRATEGY

Our website, www.yourwinewizard.com, which is currently under maintenance, is continuing to be improved on and must think about its marketing strategy and the brand it is presenting to its potential customers and possible competitors.  To create a positive brand in a very competitive marketplace the Company has a marketing plan that includes the following components:

•

Our Website:  www.yourwinewizard.com;

•

Strategic alliances with wineries, wine sellers and distributors throughout British Columbia, Canada. Your Wine Wizard will promote their products and services on our website for a set period of time in exchange for a predetermined fee;

•

Direct advertising of our services, including flyers and promotional material distributed via direct mail, handouts at trade shows, and retail outlet brochure racks;

•

Attendance at industry trade shows.  Such events can create opportunities to meet potential customers as well as possible strategic allies within the wine industry;

•

Development of a customer database for direct emails highlighting updates to the Company’s information and special offers to preferred email customers;

•

Networking via tradeshows, conferences and wine enthusiast organizations.

Once the Company has a defined customer base, it will be important to maintain good customer relations to ensure customer retention and encourage referral based business.  Customer-based marketing will include:

•

Keeping our customers informed of updates to our website and services;

•

Customer loyalty incentives;

•

Referral incentives;

•

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

2.

Retail Product Sales Revenue – By becoming a retailer of wine accessories and wine related products and;

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

Within the industry, we will attempt to brand our website www.yourwinewizard.com as the consumer’s partner in his or her search for the most reliable wine service and wine storage information source. We will attempt to provide consumers with a one-stop shopping destination where they can access information and decision support tools, such as news on topics relating to wine storage. However, we have no assurance we will be successful in differentiating ourselves from our competitors, or that we will be successful in providing acceptable services or competing in the marketplace for our services. We will be using the internet to advertise our services, by paying other websites to place a link to our website on their website.

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

A party who is able to circumvent our security measures could misappropriate proprietary information and/or access our customers’ wine storage information and data. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the World Wide Web especially as a means of conducting commercial transactions. To the extent that our future activities, or those of third-party contractors whom we may use, involve the storage and transmission of proprietary information, such as a customer’s wine storage-related information and data and credit card numbers, security breaches could expose us to a risk of loss or litigation. There can be no assurance that we will be able to implement security measures that will prevent security breaches.

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

Effective September, 2008 under new regulatory requirements of the British Columbia Securities Commission, as an over-the-counter-bulletin-board (“OTCBB”) listed company conducting business in British Columbia, Canada, we became a reporting issuer in British Columbia and are required to file quarterly, annual and other reports on SEDAR.  These regulatory filings can be viewed under the Company’s profile at www.SEDAR.com.

ITEM 1A RISK FACTORS

A smaller reporting company is not required to provide the information required by this item.

ITEM 1B UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required by this item.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real property at this time, and we conduct our business from our sole officer and director’s office located at Suite 250 – 4255 Arbutus Street, Vancouver, B.C. Canada.

The Company believes that existing office facilities are adequate for its needs through December 2010. Should the Company require additional space at that time, or prior thereto, the Company will attempt to secure space on commercially reasonable terms and without undue operational disruption.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding, nor are we aware of any pending or threatened legal proceeding against us or any officer or director which might be material to an evaluation of our management or have any potentially adverse effect upon the Company.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Effective July 2, 2008, the Company is listed for trading on the Over-the-Counter Bulletin Board in the United States of America, since that date the shares had a low of $0.05 and a high of $0.50 per share.  Our shares are quoted under the symbol “WSID.OB.” The following table sets forth, for the periods indicated, the high and low bids for our common stock on the OTC Bulletin Board based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions as reported by the OTC Bulletin Board.

Quarter Ended	OTC Bulletin Board (U.S. dollars)
	High	Low
November 30, 2008	$0.50	$0.49
February 28, 2009	$0.50	$0.50
May 31, 2009	$0.50	$0.50
August 31, 2009	$0.50	$0.50
November 30, 2009	$0.50	$0.50
February 28, 2010	$0.50	$0.50
May 31, 2010	$0.50	$0.05
August 31, 2010	$0.05	$0.05

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

RESULTS OF OPERATIONS

In the year ended August 31, 2010 our net loss was $208,999, compared to $196,545 for the year ended August 31, 2009.  This increase was due to an increase in several areas.  Professional fees for 2010 were $35,014 versus $28,043 in 2009, a 25% increase.  The addition of an administrative assistant resulted in administrative services costs of $21,666 in 2010 which is consistent with 2009.  Bank charges and interest on management fees accrued were higher at $23,813 for 2010, in 2009 bank charges and interest on management fees accrued were $12,276. This increase is a result of interest charges incurred against unpaid management fees owed to a non-related party.

Management fees and bonuses amounted to $121,200 for 2010, in which were consistent with 2009.

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

PLAN OF OPERATIONS

We have raised a total of $235,186, net of common stock repurchased, in our equity offerings; as a result, we have been able to satisfy our cash requirements since inception.

The Company estimates that it will need $150,000 to meet its operating needs, including general administrative costs for the upcoming fiscal year.  In the next 12 months the Company will need to raise additional cash to continue operations.  The Company will rely on its president to determine how to raise these funds, bearing in mind the best interests of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

To meet our need for cash, we raised funds through our public offering and a subsequent private placement. We have suffered recurring losses from operations.  The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital.  The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.  Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended August 31, 2010, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

As of the date of this report, we have generated limited revenues ($17,285) from our business operations since inception.

We issued 21,088,680 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of August 31, 2010, our total assets were $3,670 (2009: $1,135) and our total liabilities were $446,845 (2009:$ 235,311).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .

W.S. INDUSTRIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2010 and 2009

(Stated in US Dollars)

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

W. S. Industries, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of W.S. Industries, Inc. (the “Company”) (A Development Stage Company) as of August 31, 2010 and 2009 and the related statements of operations and comprehensive loss, cash flows and stockholders' equity (deficiency) for the years then ended and for the period from April 5, 2004 (Date of Inception) to August 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion these financial statements referred to above present fairly, in all material respects, the financial position of W.S. Industries, Inc. (A Development Stage Company) as of August 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period from April 5, 2004 (Date of Inception) to August 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(signed) “BDO Canada LLP”

Chartered Accountants

Vancouver, Canada
November 26, 2010

W.S. INDUSTRIES, INC.

(A Development Stage Company)

BALANCE SHEETS

August 31, 2010 and 2009

(Stated in US Dollars)

	2010	2009
ASSETS
Current
Cash	$ 3,475	$ 856
Equipment- Note 3	195	279
	$ 3,670	$ 1,135
LIABILITIES
Current
Accounts payable and accrued liabilities – Notes 5 & 8	$ 418,146	$ 209,712
Loans and advances – Note 5	28,699	25,599
	446,845	235,311

STOCKHOLDERS' DEFICIENCY
Capital Stock – Notes 4 & 9
Common Stock, $0.001 par value
25,000,000 Authorized
21,088,680 issued and outstanding (2009: 21,088,680)	21,089	21,089
Additional paid-in capital	214,097	214,097
Deficit accumulated during the development stage	(683,876)	(474,877)
Accumulated other comprehensive income	5,515	5,515
	(443,175)	(234,176)
	$3,670	$1,135

Nature of Operations and Ability to Continue as a Going Concern - Note 1

APPROVED BY THE DIRECTOR:

“ Jack Dempsey”	Director
Jack Dempsey

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the years ended August 31, 2010 and 2009 and

for the period from April 5, 2004 (Date of Inception) to August 31, 2010

(Stated in US Dollars)

		April 5, 2004
		(Date of
	Years ended		Inception) to
	August 31,		August 31,
	2010	2009	2010
			(cumulative)

Revenue	$ -	$ -	$ 17,285

Expenses
Administrative services	21,666	21,600	48,666
Bad debt expense	-	-	8,085
Bank charges and interest	23,813	12,276	39,964
Consulting fees	-	-	8,878
Courier and postage	-	-	177
Depreciation	84	297	2,046
Entertainment	-	858	2,810
Management fees and bonus - Note 5	121,200	121,200	322,000
Office and miscellaneous	216	1,202	12,864
Professional Fees	35,014	28,043	165,004
Registration and filing fees	6,552	9,975	34,624
Rent	-	-	17,418
Research and marketing	-	-	7,500
Telephone	-	-	3,027
Travel	-	-	6,154
Wages	-	-	6,139

	208,545	195,451	685,356

Loss before other items	(208,545)	(195,451)	(668,071)
Interest income	-	-	4,327
Foreign exchange loss	(454)	(1,094)	(10,132)
Impairment of investment	-	-	(10,000)
Net loss for the period	(208,999)	(196,545)	(683,876)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	(773)	5,515

Comprehensive loss for the period	$ (208,999)	$ (197,318)	$ (678,361)

Basic and diluted loss per share	$ (0.01)	$ (0.01)
Weighted average number of shares outstanding	21,088,680	21,088,680

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended August 31, 2010 and 2009 and

for the period from April 5, 2004 (Date of Inception) to August 31, 2010

(Stated in US Dollars)

			April 5, 2004
			(Date of
	Year ended		Inception) to
	August 31,		August 31,
	2010	2009	2010
			(cumulative)
Cash Flows used in Operating Activities
Net loss for the period	$ (208,999)	$ (196,545)	$ (681,548)
Items not affecting cash:
Bad debt expenses	-	-	8,085
Depreciation	84	297	2,046
Loss on settlement of debt		-	1,450,723
Impairment of investment	-	-	10,000
Changes in non-cash working capital balances:
Accounts receivable	-	-	(8,085)
Accounts payable and accrued liabilities	206,676	175,675	472,888
Net cash (used in) operating activities	(2,239)	(20,573)	(198,942)

Cash Flows from Financing Activities
Loans and advances	3,100	24,283	27,383
Common stock issued	-	-	297,186
Common stock repurchased	-	-	(62,000)
Net cash provided by financing activities	3,100	24,283	259,469

Cash Flows used in Investing Activities
Acquisition of equipment	-	(3,217)	(4,427)
Acquisition of investments	-	-	(64,903)
Net cash used in investing activities	-	(3,217)	(69,330)

Net increase (decrease) in cash during the period	861	493	(5,703)
Effect of exchange rate changes on cash	1,758	(161)	9,178
	2,619	332	3,475
Cash, beginning of period	856	524	-

Cash, end of period	$ 3,475	$ 856	$ 3,475

Non-Cash Transactions – Note 7
Supplemental Information
Interest and taxes paid in cash	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period April 5, 2004 (Date of Inception) to August 31, 2010

(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
	(Note 4)		Additional	During the	Other
	Common Shares		Paid-in	Development	Comprehensive
	Number	Par Value	Capital	Stage	Income	Total
Issued for cash: Private placement agreements – at $0.000049	20,007,680	$ 20,008	$ (19,022)	$ -	$-	$986
– at $0.01	2,000,000	2,000	18,000	-	-	20,000
– at $0.20	81,000	81	16,119	-	-	16,200
Foreign currency translation adjustment	-	-	-	-	380	380
Net loss for the period	-	-	-	(11,573)	-	(11,573)

Balance, August 31, 2004	22,088,680	22,089	15,097	(11,573)	380	25,993
Foreign currency translation adjustment	-	-	-	-	1,279	1,279
Net loss for the year	-	-	-	(32,276)	-	(32,276)

Balance, August 31, 2005	22,088,680	22,089	15,097	(43,849)	1,659	(5,004)
Issued for cash:
Private placement agreements – at $0.20	1,000,000	1,000	199,000	-	-	200,000
Shares repurchased
– at $0.20	(2,000,000)	(2,000)	(398,000)	-	-	(400,000)
Capital contribution	-	-	398,000	-	-	398,000
Foreign currency translation adjustment	-	-	-	-	4,788	4,788
Net loss for the year	-	-	-	(51,090)	-	(51,090)

Balance, August 31, 2006	21,088,680	21,089	214,097	(94,939)	6,447	146,694
Issued for cash:
Private placement agreements – at $0.20	300,000	300	59,700	-	-	60,000
Shares repurchased – Note 4
– at $0.20	(300,000)	(300)	(59,700)	-	-	(60,000)
Foreign currency translation adjustment	-	-	-	-	785	785
Net loss for the year	-	-	-	(54,962)	-	(54,962)

Balance, August 31, 2007	21,088,680	21,089	214,097	(149,901)	7,232	92,517
Foreign currency translation adjustment	-	-	-	-	(944)	(944)
Net loss for the year	-	-	-	(128,431)	-	(128,431)
Balance, August 31, 2008	21,088,680	21,089	214,097	(278,332)	6,288	(36,858)
Foreign currency translation adjustment	-	-	-	-	(773)	(773)
Net loss for the year	-	-	-	(196,545)	-	(196,545)
					Cont’ on next page

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period April 5, 2004 (Date of Inception) to August 31, 2010

(Stated in US Dollars)

…Cont’ from previous/

				Deficit
				Accumulated	Accumulated
	(Note 4)		Additional	During the	Other
	Common Shares		Paid-in	Development	Comprehensive
	Number	Par Value	Capital	Stage	Income	Total
Balance, August 31, 2009	21,088,680	$21,089	$214,097	$(474,877)	$ 5,515	$(234,176)
Net loss for the year	-	-	-	(208,999)	-	(208,999)
Balance, August 31, 2010	21,088,680	$ 21,089	$ 214,097	$ (683,876)	$ 5,515	$(443,175)

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2010 and 2009

(Stated in US Dollars)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and offers wine storage and cellaring services and also invests in wine for long term appreciation and resale. Though the Company had disposed of its wine collection during the year ended August 31, 2009, going forward the Company intends to provide these services as it had done in the past while continuing to explore new investment opportunities. The Company was incorporated in the State of Nevada, United States of America on April 5, 2004 and its fiscal year end is August 31.  Effective July 2, 2008, the Company is listed for trading on the Over-the-Counter Bulletin Board in the United States of America.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2010, the Company had an accumulated deficit of $683,876 (2009: $474,877) and has a working capital deficit of $443,370 (2009: $234,176) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Development Stage

The Company is a development stage company as defined in the Financial Accounting Standards Board (“FASB”) ASC 915-10 as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Note 2

Significant Accounting Polices – (cont’d)

Foreign Currency Translation

The Company’s functional currency is in Canadian dollars as substantially all of the Company’s operations are in Canada and funds raised are denominated in Canadian dollars.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the ASC 830 “Foreign Currency Translation” statement.

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

Impairment of Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Revenue Recognition

Revenue is recognized in the period for which the rental of storage space is provided and the amount of revenue is fixed or determinable, persuasive evidence of an arrangement exists and collection is reasonably assured.  Provision for estimated losses on contracts is recorded when identified.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to ASC 740 “Accounting for Income Taxes”.  Under the assets and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company has adopted the provisions of ASC 740 which prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return.

Note 2

Significant Accounting Polices – (cont’d)

Allowance for Doubtful Accounts

Reserves for doubtful accounts are established when there is a basis to doubt the full collectability of accounts receivable, mainly based on past credit loss experience at each period end.

Basic and Diluted Loss per Share

The Company reports basic loss per share in accordance with ASC 260-10, “Earnings Per Share”.  Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net loss position at the calculation date.  At August 31, 2010 and 2009, the Company had no outstanding common stock equivalents.

Comprehensive Loss

The Company has adopted ASC 220-10 “Reporting Comprehensive Income”.  Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

Research and Marketing Costs

Research and marketing costs are expensed as incurred.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities and loans and advances approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

ASC 820-10, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1-

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

Note 2

Significant Accounting Polices – (cont’d)

Recently Adopted Accounting Pronouncements – (cont’d)

FASB Accounting Standards Codification — Effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental entities. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research but is not intended to change GAAP. The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it does not have any impact on the Company’s financial position or results of operations.

The Company adopted ASC 805 “Business Combinations” which was issued in December 2007. ASC 805 requires that upon initially obtaining control, an acquirer should recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. This statement also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. This statement amends ASC 740-10, “Income Taxes” (“ASC 740”) to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

On September 1, 2009, the Company adopted ASC 810-10, “Non-controlling Interests in Consolidated Financial Statements (prior authoritative literature: SFAS No. 160, “Non-controlling Interests in Financial Statements – an amendment of ARB No. 5”). ASC 810-10 establishes accounting and reporting standards for non-controlling interest in a subsidiary and for deconsolidation of a subsidiary. ASC 810-10 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The adoption of ASC 810-10 did not have a material impact on the Company’s consolidated financial statements.

On September 1, 2009, the Company adopted ASC 815-10 “Disclosures about Derivative Instruments and Hedging Activities”. ASC 815-10 amends and expands the disclosure requirements of ASC 815 (prior authoritative literature: SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”) to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk- related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The adoption of ASC 815-10 did not have a material impact on the Company’s consolidated financial statements.

The Company adopted ASC 470-20. In June 2008, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 was incorporated into ASC 470-20, Distinguishing Liabilities vs. Equity. ASC 470-20 provides guidance for instruments (including options or warrants on a company’s shares, forward contracts on a company’s shares, and convertible debt instruments and convertible preferred stock) that may contain contract terms that call into question whether the instrument or embedded feature is indexed to the entity’s own stock. ASC 470-20 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

Note 2

Significant Accounting Polices – (cont’d)

Recently Adopted Accounting Pronouncements – (cont’d)

In April 2009, the FASB issued additional disclosure requirements related to fair values, which are included in ASC 820, “Interim Disclosures about Fair Value of Financial Instruments.” The provisions require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in the annual financial statements. The required disclosures were effective for interim reporting periods ending after June 15, 2009. The adoption of the provision did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

In May 2009, the FASB issued ASC 855. The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of financial statements. This statement was effective for interim or annual reporting periods after June 15, 2009. ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements as well as the circumstances under which the entity would recognize them and the related disclosures an entity should make. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05, which amends ASC 820 to provide clarification of circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010- 06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 was issued to amend ASC 855 to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change is intended to alleviate potential conflicts with current SEC guidance. The provisions of ASU 2010-09 are effective upon issuance. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on the Company's financial statements.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In June 2009, the FASB issued new guidance regarding accounting for transfers of financial assets. Among other things, the new guidance eliminates the concept of Qualified Special Purpose Entities (“QSPEs”). It also amends previous de-recognition guidance. The new guidance is effective for financial asset transfers occurring after the beginning of an entity’s fiscal year that begins after November 15, 2009. This guidance is not expected to have a material impact on the Company’s financial statements.

Note 3

Equipment

2009
Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 1,940	$ 1,661	$ 279

2010
Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 1,940	$ 1,745	$ 195

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

Pursuant to a resolution dated June 1, 2008, the spouse of the President of the Company is to be paid monthly to provide administrative services to the Company at a rate of $1,800 per month. The amount may be adjusted from time to time at the discretion of the Board of Directors.

During the year ended August 31, 2010, the Company incurred management fees of $31,200 (2009 - $31,200 and a bonus of $26,800 in respect to the Company becoming a reporting issuer on the OTCBB) payable to the President of the Company.

As at August 31, 2010, accounts payable includes $146,100 (2009 - $66,300) due to related parties of the Company with respect to the unpaid above noted fees and bonus and unpaid administrative reimbursements. The amount is unsecured, non-interest bearing, and due on demand.

The Loans and advances of $28,699 (2009 - $25,599) are unsecured, non-interest bearing and have no specific terms of repayment.

Note 6

Income taxes

The significant components of the Company’s deferred tax assets are as follows:

	2010	2009
Deferred tax assets
Net operating losses carryforward	$ 232,000	$ 161,000
Less: valuation allowance	(232,000)	(161,000)
Deferred tax assets	$ -	$ -

Statutory rate applied to loss before income taxes	$ (71,000)	$ (66,000)
Change in valuation allowance	71,000	66,000
Income tax expense	$ -	$ -

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.  As management of the Company does not currently believe that it is more likely-than-not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both August 31, 2010 and 2009.

At August 31, 2010, the Company has incurred accumulated net operating losses totaling approximately $683,000 (2009 - $474,000) which are available to reduce taxable income in future taxation years.

Note 6

Income taxes – (cont’d)

These losses expire as follows:

Year of Expiry	Amount

2024	$ 12,000
2025	32,000
2026	51,000
2027	55,000
2028	128,000
2029	196,000
2030	209,000
$ 683,000

Uncertain Tax Positions

The Company has adopted FASB ASC 740-10, "Accounting for Uncertainty in Income Taxes" ("ASC 740-10"). ASC 740-10 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. ASC 740-10 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

All of the Company’s tax returns are subject to tax examinations until respective statute of limitation. The Company currently has no tax years under examination.

The Company’s tax filings are delinquent for all tax years since inception and are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in significant assessments of additional taxes, penalties and interest that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be significantly different than the amounts recorded in the financial statements.

Based on the management’s assessment of ASC 740-10, it was concluded that the adoption of ASC 740-10, as of September 1, 2007, had no significant impact on the Company’s results of operations or financial position, and required no adjustment to the opening balance sheet accounts.   The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of August 31, 2010. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Note 7

Non-Cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  The following transactions were excluded from the statement of cash flows:

During the year ended August 31, 2009, the Company disposed of its entire wine collection and equipment for consideration consisting of a settlement of an account payable in the amount of $55,184. There were no non-cash transactions during the year ended August 31, 2010.

Note 8

Commitments

On March 1, 2008 the Company entered into a Management Agreement whereby the Company is obligated to pay $7,500 per month in return for various management services. The agreement has no fixed term; however, accrued fees earn interest at a rate of 15% per annum whereby interest is compounded quarterly. In connection with this agreement the Company has incurred $90,000 (2009 - $90,000) in management fees and accrued $22,604 (2008 - $12,956) in interest.

Note 9

Subsequent Event

Subsequent to year end the Company increased its authorized share capital from 25,000,000 to 100,000,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control- Integrated Framework. Our management has concluded that, as of August 31, 2010, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.  Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes when our level of business operations increase: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

(b)  Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the fiscal year ended August 31, 2010 covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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

As of August 31, 2010, our sole executive officer and director, his age and positions are set forth below:

Name

      Age        Position

James F. Dempsey      56         President, Chief Executive Officer,

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

BOARD MEETINGS AND COMMITTEES

The Board of Directors held a total of two meetings during the period from inception through August 31, 2010. No director attended fewer than 75% of all meetings of the Board of Directors during this period. The Company has no committees.

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception August 31, 2010, for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
Names Executive Officer & Principal Position		Annual Compensation			Awards	Payouts	Securities	Long Term Compensation
	Year Ended	Salary	Bonus	Other Annual Compensation	Under SARS	Restricted Shares or Restricted Options	Other Shares or LTIP
		(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
James F. Dempsey President, CEO, CFO, Principal Accounting Officer	2010	31,200	0	0	0	0	0	0
	2009	31,200	26,800	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock as of August 31, 2010 for (i) each executive officer (ii) each director, (iii) each person known to us to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.

Name and Address of Beneficial Owner[1,2]	Number of Shares	Percentage of Shares
James F. Dempsey Vancouver, BC	18,007,680	85.39%

(1)

The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct stock holdings. Mr. Dempsey is the only "promoter" of our company.

(2)

Each shareholder has sole and direct ownership of his shares.

All the shares listed above were acquired by the holder in March 2004 and are restricted pursuant to Rule 144.

All Officers and Directors as a Group 18,007,680 - Direct ownership of 85% (approx.) 1 Individual.

Changes in Control.

There are currently no arrangements, which would result in a change in control of the Company.

Our principal stockholder, James F. Dempsey, currently, owns approximately 85% of our common stock based on shares issued to him as full consideration for his payment of organizational expenses. As a result, he will have significant influence over all matters requiring approval by our stockholders, and will not require the approval of the minority stockholders in order to take any action. In addition, Mr. Dempsey will be able to elect all of the members of our Board of Directors, allowing him to exercise significant control of our affairs and management. In addition, Mr. Dempsey may affect most corporate matters requiring stockholder approval by written consent, without a duly-noticed and duly-held meeting of stockholders. In essence, Mr. Dempsey controls our Company and your vote is of little importance or consequence.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the sale of shares to our officers and directors, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons. We are not a subsidiary of` any other company. Our President, founder and Director,

James F. Dempsey, was our only promoter. Mr. Dempsey provided and cash in the sum of $985.60 for his 18,007,680 shares of Common Stock.

In addition, we issued 101,000 shares to Carolyn Davis - wife of James Dempsey, and 1000 shares to each of Bob Delaney - Uncle to James Dempsey, Emily and Rebecca Dempsey - daughters of James Dempsey, Coleen Dempsey – mother of James Dempsey, for consideration of $0.20 per share.

In addition, Carolyn Davis also purchased 100,000 shares of the Company’s Common Stock, for consideration of $0.20 per share, in the offering conducted pursuant to the Company’s SB-2 registration statement declared effective by the SEC as of September 19, 2005.

Pursuant to the laws of British Columbia, Mr. Tibor Gajdics was also deemed a founder. Mr. Gajdics purchased 100,000 shares of the Company’s Common Stock, for consideration of US$.20 per share, in the offering conducted pursuant to the Company’s SB-2 registration statement declared effective by the SEC as of September 19, 2005.

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

2009 and 2010

$44,867 and $36,563 BDO Canada LLP

(2)

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009 and 2010

 $nil

BDO Canada LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009 and 2010

$nil

BDO Canada LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009 and 2010

$nil

BDO Canada LLP

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

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section

906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

99.1

Letter from British Columbia Securities Commission, dated September 26, 2007.

Reports on Form 8-K:  No reports were on filed on Form 8K during the period ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 09, 2010

W. S. INDUSTRIES, INC.

By: /s/ JAMES F. DEMPSEY

_______________________

James F. Dempsey

President and Chief Executive Officer