Form 10-K/A
period 2010-08-31
W. S. Industries, Inc.
filed 2011-01-12
CIK 1310497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2010 of W.S. Industries Inc. (the “Company,” “we” or “us”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 29, 2010. This Amendment deletes the links to an unrelated company’s Form 10-K that were unintentionally embedded in the Form 10-K.

This Amendment does not reflect events occurring after the filing of the Form 10-K, does not update disclosures contained in the Form 10-K, and does not modify or amend the Form 10-K except as specifically described in this explanatory note. Accordingly, this Amendment should be read in conjunction with our Form 10-K and our other filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

TABLE OF CONTENTS

Page

PART I

Item 1

Business

4

Item 1A

Risk Factors

9

Item 1B

Unresolved Staff Comments

10

Item 2

Properties

10

Item 3

Legal Proceedings

10

Item 4

[Removed and Reserved]

10

PART II

Item 5

Market for Registrant’s Common Equity and Related Stockholder Matters

and Issuer Purchases of Equity Securities

10

Item 6

Selected Financial Data

11

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 7A

Quantitative and Qualitative Disclosures About Market Risk

13

Item 8

Financial Statements and Supplementary Data

13

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

14

Item 9A(T)

Controls and Procedures

14

Item 9B

Other Information

15

PART III

Item 10

Directors, Executive Officers and Corporate Governance

15

Item 11

Executive Compensation

16

Item 12

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

17

Item 13

Certain Relationships and Related Transactions, and Director Independence

17

Item 14

Principal Accountant Fees and Services

18

PART IV

Item 15

Exhibits, Financial Statement Schedules

19

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

Date:  January 11, 2011

W. S. INDUSTRIES, INC.

By: /s/ JAMES F. DEMPSEY

_______________________

James F. Dempsey

President and Chief Executive Officer