Form 10-Q
period 2010-11-30
W. S. Industries, Inc.
filed 2011-01-14
CIK 1310497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

November 30, 2010

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

Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                      Accelerated filer ☐

Non-accelerated filer ☐                                                        Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒       No  ☐

State the number of shares outstanding of each of registrant’s classes of common equity, for the period covered by this report and as at the latest practicable date:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 30, 2010.

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

16

ITEM 5 | OTHER INFORMATION

16

ITEM 6 | EXHIBITS AND REPORTS ON FORM 8-K

16

ITEM 7 | SIGNATURES

17

EXHIBIT 31.1

18

EXHIBIT 31.2

19

EXHIBIT 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

20

EXHIBIT 32.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

21

W.S. INDUSTRIES, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

November 30, 2010

(Unaudited)

(Stated in US Dollars)

W.S. INDUSTRIES, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

November 30, 2010 and August 31, 2010

(Unaudited)

(Stated in US Dollars)

		November 30,	August 31,
		2010	2010
ASSETS
Current
Cash		$ 7,384	$ 3,475

Equipment- Note 2		181	195
		$ 7,565	$ 3,670
LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5		$ 463,805	$ 418,146
Loans and advances – Notes 3 and 5		53,699	28,699
		517,504	446,845

CAPITAL DEFICIT
Capital Stock – Note 4
Common Stock, $0.001 par value
100,000,000	Authorized
21,088,680	issued and outstanding ( August 31, 2010: 21,088,680)	21,089	21,089
Additional paid-in capital		214,097	214,097
Deficit accumulated during the development stage		(750,640)	(683,876)
Accumulated other comprehensive income		5,515	5,515
		(509,939)	(443,175)
		$ 7,565	$ 3,670

Nature of Operations and Ability to Continue as a Going Concern - Note 1

APPROVED BY THE DIRECTOR:

“ Fraser Campbell”	Director
Fraser Campbell

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the three months ended November 30, 2010 and 2009 and

for the period from April 5, 2004 (Date of Inception) to November 30, 2010

(Unaudited)

(Stated in US Dollars)

			April 5, 2004
			(Date of
	Three months ended		Inception) to
	November 30,		November 30,
	2010	2009	2010
			(cumulative)

Revenue	$ -	$ -	$ 17,285

Expenses
Administrative services	5,400	5,400	54,066
Bad debt expense	-	-	8,085
Bank charges and interest – Note 6	8,403	4,733	48,367
Consulting fees	-	-	8,878
Courier and postage	-	-	177
Depreciation	14	21	2,060
Entertainment	-	-	2,810
Management fees and bonus – Note 5	30,300	30,300	352,300
Office and miscellaneous	-	25	12,864
Professional fees	20,007	15,687	185,011
Registration and filing fees	2,701	3,016	37,325
Rent	-	-	17,418
Research and marketing	-	-	7,500
Telephone	-	-	3,027
Travel	-	-	6,154
Wages	-	-	6,139

	66,825	59,182	752,181

Loss before other items	(66,825)	(59,182)	(734,896)
Interest income	-	-	4,327
Foreign exchange gain (loss)	61	(150)	(10,071)
Impairment of investment	-	-	(10,000)
Net loss for the period	(66,764)	(59,332)	(750,640)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	(162)	5,515

Comprehensive loss for the period	$ 66,764)	$ 59,494)	$ (745,125)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	21,088,680	21,088,680

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended November 30, 2010 and 2009 and

for the period from April 5, 2004 (Date of Inception) to November 30, 2010

(Unaudited)

 (Stated in US Dollars)

			April 5, 2004
			(Date of
	Three months ended		Inception) to
	November 30,		November 30,
	2010	2009	2010
			(cumulative)
Cash Flows used in Operating Activities
Net loss for the period	$ (66,764)	$ (59,332)	$ (750,640)
Items not affecting cash:
Bad debt expense	-	-	8,085
Depreciation	14	21	2,060
Impairment of investment	-	-	10,000
Changes in non-cash working capital balances:
Accounts receivable	-	-	(8,085)
Accounts payable and accrued liabilities	45,659	40,224	493,547

Net cash provided by (used in) operating activities	(21,091)	(19,087)	(245,033)

Cash Flows from Financing Activities
Loans and advances	25,000	25,000	77,383
Common stock issued	-	-	297,186
Common stock repurchased	-	-	(62,000)

Net cash provided by financing activities	25,000	25,000	312,569

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(4,427)
Acquisition of investments	-	-	(64,903)

Net cash used in investing activities	-	-	(69,330)

Effect of exchange rate changes on cash	-	(162)	9,178

Net increase in cash during the period	3,909	5,751	7,384

Cash, beginning of period	3,475	856	-

Cash, end of period	$ 7,384	$ 6,607	$ 7,384

Supplemental Cash Flow Information
Cash paid for interest and taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

for the period April 5, 2004 (Date of Inception) to November 30, 2010

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
	Common Shares		Paid-in	Development	Comprehensive
	Number	Par Value	Capital	Stage	Income	Total
Issued for cash: Private placement agreements – at $0.000049	20,007,680 20,007,680	$ 20,008	$ (19,022)	$ -	$ -	$ 986 $ 986
– at $0.01	2,000,000	2,000	18,000	-	-	20,000
– at $0.20	81,000	81	16,119	-	-	16,200
Foreign currency translation adjustment	- -	- -	- -	- -	380	380 380
Net loss for the period	-	-	-	(11,573)	-	(11,573)
Balance, August 31, 2004	22,088,680	22,089	15,097	(11,573)	380	25,993
Foreign currency translation adjustment	-	-	-	-	1,279	1,279
Net loss for the year	-	-	-	(32,276)	-	(32,276)
Balance, August 31, 2005	22,088,680	22,089	15,097	(43,849)	1,659	(5,004)
Issued for cash:
Private placement agreements at $0.20	1,000,000	1,000	199,000		-	200,000
Shares repurchased
– at $0.20	(2,000,000)	(2,000)	(398,000)	-	-	(400,000)
Capital contribution	-	-	398,000	-	-	398,000
Foreign currency translation adjustment	-	-	-	-	4,788	4,788
Net loss for the year	-	-	-	(51,090)	-	(51,090)
Balance, August 31, 2006	21,088,680	21,089	214,097	(94,939)	6,447	146,694
Issued for cash:
Private placement agreements – at $0.20	300,000	300	59,700	-	-	60,000
Shares repurchased – Note 4
– at $0.20	(300,000)	(300)	(59,700)	-	-	(60,000)
Foreign currency translation adjustment	-	-	-	-	785	785
Net loss for the year	-	-	-	(54,962)	-	(54,962)
Balance, August 31, 2007	21,088,680	21,089	214,097	(149,901)	7,232	92,517
Foreign currency translation adjustment	-	-	-	-	(944)	(944)
Net loss for the year	-	-	-	(128,431)	-	(128,431)
Balance, August 31, 2008	21,088,680	21,089	214,097	(278,332)	6,288	(36,858)
Foreign currency translation adjustment	-	-	-	-	(773)	(773)
Net loss for the year	-	-	-	(196,545)	-	(196,545)
Balance, August 31, 2009	21,088,680	21,089	214,097	(474,877)	5,515	(234,176)
Foreign currency translation adjustment	-	-	-	-
Net loss for the period	-	-	-	(208,999)	-	(208,999)
Balance, August 31, 2010	21,088,680	21,089	214,097	(683,876)	5,515	(443,175)
Net loss for the period	-	-	-	(66,764)	-	(66,764)
Balance, November 30, 2010	21,088,680	$ 21,089	$ 214,097	$ (750,640)	$ 5,515	$ (509,939)

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

November 30, 2010

(Unaudited)

(Stated in US Dollars)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and offers wine storage and cellaring services and also invests in wine for long term appreciation and resale. Though the Company had disposed of its wine collection during the year ended August 31, 2009, going forward the Company intends to provide these services as it had done in the past while continuing to explore new investment opportunities. The Company was incorporated in the State of Nevada, United States of America on April 5, 2004 and its fiscal year end is August 31.  Effective July 2, 2008, the Company is listed for trading on the Over-the-Counter Bulletin Board in the United States of America.  On November 9, 2010 the Company increased its authorized share capital from 25,000,000 to 100,000,000.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2010, the Company had an accumulated deficit of $750,640 (August 31, 2010: $683,876) and has a working capital deficit of $510,120 (August 31, 2010: $443,370) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended August 31, 2010. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on August 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

Note 2

Equipment

November 30, 2010
Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 1,940	$ 1,759	$ 181

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

November 30, 2010

(Unaudited)

(Stated in US Dollars)

Note 2

Equipment – (cont’d)

August 31, 2010

	Cost		Cost

Computer equipment	$ 1,940	$ 1,745	$ 195

Note 3

Loans and advances

Loans and advances totalling $53,699 (August 31, 2010: $28,699) are unsecured, non-interest bearing and   have no specific terms of repayment.

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

November 30, 2010

(Unaudited)

(Stated in US Dollars)

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

During the three months ended November 30, 2010, the Company incurred management fees of $13,200 (2009: $7,800) payable to the President of the Company.

As at November 30, 2010, accounts payable and accrued liabilities include $159,300 (August 31, 2010: $146,100) due to the director of the Company with respect to the unpaid above noted fees and bonus and unpaid administrative reimbursements.  The amount is unsecured, non-interest bearing, and due on demand.

Loans and advances includes related party advances of $28,699 (August 31, 2010: $28,699) which are unsecured, non-interest bearing and have no specific terms of repayment.

Note 6

Commitment

On March 1, 2008 the Company entered into a Management Agreement whereby the Company is obligated to pay $7,500 per month in return for various management services. The agreement has no fixed term; however, accrued fees incur interest at a rate of 15% per annum whereby interest is compounded quarterly. In connection with this agreement the Company has incurred $22,500 (2009 - $22,500) in management fees and accrued $8,403 (2009 - $4,733) in interest.

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

As of the period ended November 30, 2010 the Company has cash on hand of $7,384, compared to $3,475 as at August 31, 2010.  At November 30, 2010 the Company estimated that it would require $125,000 to meet its operating needs for the current fiscal year, the Company has not yet satisfied its need for cash. The Company will rely on its President to determine how to raise these funds, bearing in mind the best interests of the Company.

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

To date, the Company has not recognized significant revenue through its operations and had an accumulated deficit of $750,640 since inception. We have no assurance that, if needed, future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board (“OTCBB”) under the symbol “WSID”.  We have no revenues from operations, have experienced losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

In the three month period ended November 30, 2010 our net loss was $66,764 compared to $59,332 for the three month period ended November 30, 2008.  This difference was due to an increase in several areas.

Results of Operations - continued

Professional fees, which include accounting and audit fees and legal fees, increased for the period ended November 30, 2010, at $20,007 up from $15,687 in 2009.  Bank charges and interest were higher at $8,403 for 2010; in 2009 bank charges and interest were $4,733.  This increase is a result of interest charges incurred on unpaid management fees.

Office and miscellaneous costs decreased for this period ended November 30, 2010, is $nil versus $25 in 2009.  This cost was primarily due to the Company paying for expenses hosting the website.

Liquidity and Capital Requirements

As of November 30, 2010, the Company had total assets of $7,565, and total liabilities of $517,504.  As of November 30, 2010, the Company had cash of $7,384 and a working capital deficiency of $510,120

Cash used in operating activities for the three months ended November 30, 2010 was $21,091 as compared to cash used in operating activities for the same period in 2009 of $19,087. There was a increase in cash used in operations as compared to last period. Cash provided by financing activities for the three months ended November 30, 2010 was $25,000 compared to cash provided by financing activities for the same period in 2009 of $nil.  There was an increase in cash provided by financing activities as compared to last period.

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

ITEM 4 | CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and our secretary and treasurer, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of November 30, 2010, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our secretary and treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our secretary and treasurer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II | OTHER INFORMATION

ITEM 1 | LEGAL PROCEEDINGS

None.

ITEM 1A | RISK FACTORS

There has been no change to the risk factors since the year ended August 31, 2010 as filed with the audited financial statements.

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

ITEM 6 | EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter for which this report is filed.  The following exhibits are filed with this report:

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Section 906 Certification

32.2 Section 906 Certification

ITEM 7 | SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.S. INDUSTRIES INC.

Dated:  January 14, 2011

By:  /s/  Fraser Campbell

--------------------------------

Name: Fraser Campbell

Title:  President and Chief Executive Officer