Form 10-Q
period 2011-02-28
W. S. Industries, Inc.
filed 2011-04-14
CIK 1310497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended February 28, 2011

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period _____________to______________

      Commission File Number 333-121044

W.S. INDUSTRIES, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0439650
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4255 Arbutus Street
Vancouver, British Columbia	V6C 3T3
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:	(604) 568-0059

N/A
(Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Small reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes    ☐ No

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 21,088,680 shares of $0.001 par value common stock outstanding as of April 14, 2011.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

W.S. INDUSTRIES, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

February 28, 2011

(Unaudited)

(Stated in US Dollars)

W.S. INDUSTRIES, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

February 28, 2011 and August 31, 2010

(Unaudited)

(Stated in US Dollars)

	February 28,	August 31,
	2011	2010
ASSETS
Current
Cash	$ 4,459	$ 3,475

Equipment- Note 2	167	195
	$ 4,626	$ 3,670
LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5	$ 522,120	$ 418,146
Loans and advances – Note 3	53,699	28,699
	575,819	446,845

CAPITAL DEFICIT
Capital Stock – Note 4
Common Stock, $0.001 par value
25,000,000 authorized
21,088,680 issued and outstanding ( August 31, 2010: 21,088,680)	21,089	21,089
Additional paid-in capital	214,097	214,097
Deficit accumulated during the development stage	(811,894)	(683,876)
Accumulated other comprehensive income	5,515	5,515

	(571,193)	(443,175)
	$ 4,626	$ 3,670

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the three and six months ended February 28, 2011 and 2010 and for the period from April 5, 2004 (Date of Inception) to February 28, 2011

(Unaudited)

(Stated in US Dollars)

	Three months ended		Six months ended		April 5, 2004 (Date of Inception) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010	2011

Revenue
Storage rental fee	$ -	$ -	$ -	$ -	$ 17,285
Expenses
Administrative services – Note 5	5,400	5,400	10,800	10,800	59,466
Bad debt expense	-	-	-	-	8,085
Bank charges and interest – Note 6	9,547	5,233	17,950	9,966	57,914
Consulting fees	-	-	-	-	8,878
Courier and postage	-	-	-	-	177
Depreciation	14	21	28	42	2,074
Entertainment	-	-	-	-	2,810
Management fees and bonus - Notes 5 and 6 andand	30,300	30,300	60,600	60,600	382,600
Office and miscellaneous	-	-	-	25	12,864
Professional fees	10,704	7,460	30,711	23,147	195,715
Registration and filing fees	5,260	1,629	7,961	4,645	42,585
Rent	-	-	-	-	17,418
Research and marketing	-	-	-	-	7,500
Telephone	-	-	-	-	3,027
Travel	-	-	-	-	6,154
Wages	-	-	-	-	6,139
	61,225	50,043	128,050	109,225	813,406
Loss before other items	(61,225)	(50,043)	(128,050)	(109,225)	(796,121)
Interest income	-	-	-	-	4,327
Foreign exchange loss	(29)	(24)	32	(174)	(10,100)
Impairment of investment	-	-	-	-	(10,000)
Net loss for the period	(61,254)	(50,067)	(128,018)	(109,399)	(811,894)
Foreign currency translation adjustment	-	-	-	(162)	5,515
Comprehensive loss for the period	$ (61,254)	$ (50,067)	$ (128,018)	$ (109,399)	$ (806,379)
Basic and diluted loss per share	$ 0.00	$ 0.00	$0.01	$0.01
Weighted average number of shares outstanding	21,088,680	21,088,680	21,088,680	21,088,680

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended February 28, 2011 and 2010 and

for the period from April 5, 2004 (Date of Inception) to February 28, 2011

(Unaudited)

(Stated in US Dollars)

	Six months ended		April 5, 2004 (Date of Inception) to
	February 28,		February 28,
	2011	2010	2011
			(cumulative)
Cash Flows used in Operating Activities
Net loss for the period	$(128,018)	$(109,399)	$(811,894)
Items not affecting cash:
Depreciation	28	42	2,074
		-	-
Impairment of investment	-	-	10,000
Changes in non-cash working capital balances:
Accounts payable and accrued liabilities	103,974	108,921	576,862
Net cash (used in) operating activities	(24,016)	(436)	(222,958)

Cash Flows from Financing Activities
Loans and advances	25,000	3,100	52,383
Common stock issued	-	-	297,186
Common stock repurchased	-	-	(62,000)
Net cash provided by financing activities	25,000	3,100	287,569

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(4,427)
Acquisition of investments	-	-	(64,903)
Net cash used in investing activities	-	-	(69,330)
Effect of exchange rate changes on cash	-	(162)	9,178

Net increase (decrease) in cash during the period	984	2,502	4,459
Cash, beginning of period	3,475	856	-

Cash, end of period	$4,459	$3,358	$4,459

Supplemental Information
Interest and taxes paid in cash	$-	$-	$-

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

for the period April 5, 2004 (Date of Inception) to February 28, 2011

(Unaudited)

(Stated in US Dollars)

	Common Shares		Additional Paid-in	Deficit Accumulated during the Development	Accumulated Other Comprehensive
	Number	Par Value	Capital	Stage	Income	Total
Issued for cash: Private placement agreements – at $0.000049	20,007,680	$20,008	$(19,022)	$-	$-	$986
– at $0.01	2,000,000	2,000	18,000	-	-	20,000
– at $0.20	81,000	81	16,119	-	-	16,200
Foreign currency translation adjustment	-	-	-	-	380	380
Net loss for the period	-	-	-	(11,573)	-	(11,573)
Balance, August 31, 2004	22,088,680	22,089	15,097	(11,573)	380	25,993
Foreign currency translation adjustment	-	-	-	-	1,279	1,279
Net loss for the year	-	-	-	(32,276)	-	(32,276)
Balance, August 31, 2005	22,088,680	22,089	15,097	(43,849)	1,659	(5,004)
Issued for cash:
Private placement agreements – at $0.20	1,000,000	1,000	199,000		-	200,000
Shares repurchased
– at $0.20	(2,000,000)	(2,000)	(398,000)	-	-	(400,000)
Capital contribution	-	-	398,000	-	-	398,000
Foreign currency translation adjustment	-	-	-	-	4,788	4,788
Net loss for the year	-	-	-	(51,090)	-	(51,090)
Balance, August 31, 2006	21,088,680	21,089	214,097	(94,939)	6,447	146,694
Issued for cash:
Private placement agreements – at $0.20	300,000	300	59,700	-	-	60,000
Shares repurchased – Note 4
– at $0.20	(300,000)	(300)	(59,700)	-	-	(60,000)
Foreign currency translation adjustment	-	-	-	-	785	785
Net loss for the year	-	-	-	(54,962)	-	(54,962)
Balance, August 31, 2007	21,088,680	21,089	214,097	(149,901)	7,232	92,517
Foreign currency translation adjustment	-	-	-	-	(944)	(944)
Net loss for the year	-	-	-	(128,431)	-	(128,431)
Balance, August 31, 2008	21,088,680	21,089	214,097	(278,332)	6,288	(36,858)

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

February 28, 2011

(Unaudited)

(Stated in US Dollars)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and offers wine storage and cellaring services and also invests in wine for long term appreciation and resale. Though the Company had disposed of its wine collection during the year ended August 31, 2009, going forward the Company intends to provide these services as it had done in the past while continuing to explore new investment opportunities. The Company was incorporated in the State of Nevada, United States of America on April 5, 2004 and its fiscal year end is August 31. Effective July 2, 2008, the Company is listed for trading on the Over-the-Counter Bulletin Board in the United States of America.   These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2011, the Company had an accumulated deficit of $811,894 (August 31, 2010: $683,876) and has a working capital deficit of $571,360 (August 31, 2010: $443,370) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

Note 2

Equipment

February 28, 2011
Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 1,940	$ 1,773	$ 167

Accumulated
	Cost	Depreciation	Net

August 31, 2010

Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 1,940	$ 1,745	$ 195

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

February 28, 2011

(Unaudited)

(Stated in US Dollars)

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

Subsequent to February 28, 2011, the Company increased its authorized share capital from 25,000,000 to 150,000,000 common shares.

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

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

February 28, 2011

(Unaudited)

(Stated in US Dollars)

Note 5

Related Party Transactions

Pursuant to a resolution dated June 1, 2008, the President of the Company is to be paid a monthly management fee of $2,600 per month.  The amount may be adjusted from time to time at the discretion of the Board of Directors. As at February 28, 2011, there is an amount of $113,100 (August 31, 2010: $ 97,500) accrued and payable in respect of this management fee.

Pursuant to a resolution dated June 1, 2008, the spouse of the President of the Company is to be paid monthly to provide administrative services to the Company at a rate of $1,800 per month. The amount may be adjusted from time to time at the discretion of the Board of Directors. As at February 28, 2011, there is an amount of $59,400 ( August 31, 2010: $48,600) accrued and payable in respect of these administrative services.

During the three and six months ended February 28, 2011, the Company incurred management fees of $7,800 and $15,600 respectively (February 28, 2010: $7,800 and $15,600) payable to the President of the Company.

As at February 28, 2011, accounts payable and accrued liabilities include $172,500 (August 31, 2011: $159,300) due to the director of the Company with respect to the unpaid above noted fees and bonus and unpaid administrative reimbursements.  The amount is unsecured, non-interest bearing, and due on demand.

Note 6

Commitment

On March 1, 2008 the Company entered into a Management Agreement whereby the Company is obligated to pay $7,500 per month in return for various management services. The agreement has no fixed term; however, accrued fees incur interest at a rate of 15% per annum whereby interest is compounded quarterly. In connection with this agreement the Company has incurred $22,500 and $45,000 during the three and six months ending Feb 28, 2011 (2010 - $45,000 and $22,500) in management fees and accrued interest of $8,339 and $17,834 for the three and six months ending February 28, 2011 (2010 - $5114 and $9,230). As at February 28, 2011the balance of unpaid management fees and accrued interest thereon totals $267,575.

Note 7

Subsequent Event

Subsequent to February 28, 2011, the Company agreed with certain of its creditors to extinguish the amounts owed to those creditors in exchange for convertible promissory notes having principal balances totalling $540,964 representing the amounts extinguished. These notes mature one year from the date of their issuance and bear no terms of interest except for one note totalling $288,670 which bears interest at the rate of 15% per annum.  The terms of the convertible promissory notes allow the note holders to elect to convert the principal and accrued interest thereon into common shares at the lower of $0.01 per share or 10% of the lowest last trade price posted in the week of the notice of conversion.

ITEM 2

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

As of the period ended February 28, 2011 the Company has cash on hand of $4,459, compared to $3,475 as at August 31, 2010.  At February 28, 2011 the Company estimated that it would require $125,000 to meet its operating needs for the current fiscal year, the Company has not yet satisfied its need for cash. The Company will rely on its President to determine how to raise these funds, bearing in mind the best interests of the Company.

To date, the Company has not recognized significant revenue through its operations and had an accumulated deficit of $811,894 since inception. We have no assurance that, if needed, future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

Our net loss for the six months ended February 28, 2011 was $128,018 as compared to the net loss of $109,399 for the six months ended February 28, 2010.  In the three month period ended February 28, 2011 our net loss was $61,254 compared to $50,067 for the three month period ended February 29, 2010.

Professional fees, which include accounting and audit fees and legal fees, increased for the six month period ended February 28, 2011 over the six month period ended February 28, 2010 from $23,147 to $30,711. As well, professional fees for the three months ended February 28, 2011 increased to $10,704 from $7,460 for the three month period ended February 28, 2010.

 Bank charges and interest increased to $17,950 for the six month period ended February 28, 2011 as compared to $9,966 for the six month period ended February 28, 2010. As well, bank charges and interest increased to $9,547 for the three month period ended February 28, 2011 from $5,233 for the three month period ended February 28, 2010..  These increases were a result of interest charges incurred on unpaid management fees.

Liquidity and Capital Requirements

As of February 28, 2011, the Company had total assets of $4,626, and total liabilities of $575,819.  As of February 28, 2011, the Company had cash of $4,459 and a working capital deficiency of $571,360.

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

Subsequent to February 28, 2011, the Company increased its authorized share capital from 25,000,000 to 150,000,000 common shares.

ITEM 3

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

As of February 28, 2011, our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

None

ITEM 1A

RISK FACTORS

There has been no change to the risk factors since the year ended August 31, 2010 as filed with the audited financial statements.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5

OTHER INFORMATION

None

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter for which this report is filed.  The following exhibits are filed with this report:

31.1

CEO/CFO Section 302 Certification

32.1

CEO/CFO Section 906 Certification

ITEM 7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.S. INDUSTRIES INC.

Dated:  April 14, 2011

By:  /s/  Fraser Campbell

--------------------------------

Name: Fraser Campbell

Title:  President and Chief Executive Officer