Form 10-Q
period 2011-05-31
W. S. Industries, Inc.
filed 2011-07-20
CIK 1310497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended   May 31, 2011

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

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

W.S. INDUSTRIES, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

May 31, 2011

(Unaudited)

(Stated in US Dollars)

W.S. INDUSTRIES, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

May 31, 2011 and August 31, 2010

(Unaudited)

(Stated in US Dollars)

	May 31,	August 31,
	2011	2010
ASSETS
Current
Cash	$ 1,079	$ 3,475

Equipment- Note 2	155	195
	$ 1,234	$ 3,670
LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5	$ 50,135	$ 418,146
Convertible promissory notes payable – Note 7	548,188	-
Loans and advances – Note 3	33,240	28,699
	631,563	446,845

CAPITAL DEFICIT
Capital Stock – Note 4
Common Stock, $0.001 par value
150,000,000 authorized
21,088,680 issued and outstanding	21,089	21,089
Additional paid-in capital	20,229,765	214,097
Deficit accumulated during the development stage	(20,886,708)	(683,876)
Accumulated other comprehensive income	5,525	5,515
	(630,329)	(443,175)
	$ 1,234	$ 3,670

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the three and nine months ended May 31, 2011 and 2010 and for the period from April 5, 2004 (Date of Inception) to May 31, 2011

 (Unaudited)

(Stated in US Dollars)

	Three months ended		Nine months ended		April 5, 2004 (Date of Inception) to
	May 31,	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010	2011

Revenue
Storage rental fee	$ -	$ -	$ -	$ -	$ 17,285
Expenses
Administrative services – Note 5	5,400	5,400	16,200	16,200	64,866
Bad debt expense	-	-	-	- -	8,085
Bank charges and interest – Note 6	10,763	7,818	28,713	17,784	68,677
Consulting fees	-	-	-	- -	8,878
Courier and postage	-	-	-	- -	177
Depreciation	12	21	40	63	2,086
Entertainment	-	-	-	-	2,810
Management fees and bonus - Notes 5 and 6	30,300	30,300	90,900	90,900	412,900
Office and miscellaneous	-	-	-	25	12,864
Professional fees	10,935	5,287	41,647	28,434	206,651
Registration and filing fees	1,375	1,315	9,336	5,960	43,960
Rent	-	-	-	-	17,418
Research and marketing	-	-	-	-	7,500
Telephone	-	-	-	-	3,027
Travel	-	-	-	-	6,154
Wages	-	-	-	-	6,139
	58,785	50,141	186,836	159,366	872,192
Loss before other items	(58,785)	(50,141)	(186,836)	(159,366)	(854,907)
Interest income	-	-	-	-	4,327
Foreign exchange loss	(361)	(61)	(328)	(235)	(10,460)
Loss on extinguishment of debt – Note 7	(20,015,668)	-	(20,015,668)	-	(20,015,668)
Impairment of investment	-	-	-	-	(10,000)
Net loss for the period	(20,074,814)	(50,202)	(20,202,832)	(159,601)	(20,886,708)
Foreign currency translation adjustment	10	-	10	(162)	5,525
Comprehensive loss for the period	$(20,074,804)	$ (50,202)	$ (20,202,822)	$ (159,763)	$(20,881,183)
Basic and diluted loss per share	$ (0.95)	$ (0.00)	$ (0.96)	$ (0.01)
Weighted average number of shares outstanding	21,088,680	21,088,680	21,088,680	21,088,680

SEE ACCOMPANYING NOTES

F-1

W.S. INDUSTRIES, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended May 31, 2011 and 2010 and

for the period from April 5, 2004 (Date of Inception) to May 31, 2011

(Unaudited)

(Stated in US Dollars)

	Nine months ended		April 5, 2004 (Date of Inception) to
	May 31,		May 31,
	2011	2010	2011
			(cumulative)
Cash Flows used in Operating Activities
Net loss for the period	$(20,202,832)	$(159,601)	$(20,886,708)
Items not affecting cash:
Depreciation	40	63	2,086
Accrued interest on promissory notes payable	7,224	-	7,224
Loss on extinguishment of debt	20,015,668	-	20,015,668
Impairment of investment	-	-	10,000
Changes in non-cash working capital balances:
Accounts payable and accrued liabilities	144,254	158,051	617,142
Net cash (used in) operating activities	(35,646)	(1,487)	(234,588)

Cash Flows from Financing Activities
Loans and advances	33,240	3,100	60,623
Common stock issued	-	-	297,186
Common stock repurchased	-	-	(62,000)
Net cash provided by financing activities	33,240	3,100	295,809

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(4,427)
Acquisition of investments	-	-	(64,903)
Net cash used in investing activities	-	-	(69,330)
Effect of exchange rate changes on cash	10	(162)	9,188

Net increase (decrease) in cash during the period	(2,396)	1,451	1,079
Cash, beginning of period	3,475	856	-

Cash, end of period	$1,079	$2,307	$1,079

Supplemental Information
Interest and taxes paid in cash	$-	$-	$-

Non cash Transactions – Note 8

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

for the period April 5, 2004 (Date of Inception) to May 31, 2011

(Unaudited)

(Stated in US Dollars)

	Common Shares		Additional Paid-in	Deficit Accumulated during the Development	Accumulated Other Comprehensive
	Number	Par Value	Capital	Stage	Income	Total
Issued for cash: Private placement agreements – at $0.000049	20,007,680	$20,008	$(19,022)	$-	$-	$986
– at $0.01	2,000,000	2,000	18,000	-	-	20,000
– at $0.20	81,000	81	16,119	-	-	16,200
Foreign currency translation adjustment	-	-	-	-	380	380
Net loss for the period	-	-	-	(11,573)	-	(11,573)
Balance, August 31, 2004	22,088,680	22,089	15,097	(11,573)	380	25,993
Foreign currency translation adjustment	-	-	-	-	1,279	1,279
Net loss for the year	-	-	-	(32,276)	-	(32,276)
Balance, August 31, 2005	22,088,680	22,089	15,097	(43,849)	1,659	(5,004)
Issued for cash:
Private placement agreements – at $0.20	1,000,000	1,000	199,000		-	200,000
Shares repurchased
– at $0.20	(2,000,000)	(2,000)	(398,000)	-	-	(400,000)
Capital contribution	-	-	398,000	-	-	398,000
Foreign currency translation adjustment	-	-	-	-	4,788	4,788
Net loss for the year	-	-	-	(51,090)	-	(51,090)
Balance, August 31, 2006	21,088,680	21,089	214,097	(94,939)	6,447	146,694
Issued for cash:
Private placement agreements – at $0.20	300,000	300	59,700	-	-	60,000
Shares repurchased – Note 4
– at $0.20	(300,000)	(300)	(59,700)	-	-	(60,000)
Foreign currency translation adjustment	-	-	-	-	785	785
Net loss for the year	-	-	-	(54,962)	-	(54,962)
Balance, August 31, 2007	21,088,680	21,089	214,097	(149,901)	7,232	92,517
Foreign currency translation adjustment	-	-	-	-	(944)	(944)
Net loss for the year	-	-	-	(128,431)	-	(128,431)
Balance, August 31, 2008	21,088,680	$21,089	$214,097	$(278,332)	$6,288	$(36,858)

SEE ACCOMPANYING NOTES

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
	Common Shares		Paid-in	Development	Comprehensive
	Number	Par Value	Capital	Stage	Income	Total
Balance, August 31, 2008	21,088,680	$21,089	$214,097	$(278,332)	$6,288	$(36,858)
Foreign currency translation adjustment	-	-	-	-	(773)	(773)
Net loss for the year	-	-	-	(196,545)	-	(196,545)
Balance, August 31, 2009	21,088,680	21,089	214,097	(474,877)	5,515	(234,176)
Net loss for the year	-	-	-	(208,999)	-	(208,999)
Balance, August 31, 2010	21,088,680	21,089	214,097	(683,876)	5,515	(443,175)
Extinguishment of debt – Note 7	-	-	20,015,668	-	-	20,015,668
Net loss for the period	-	-	-	(20,202,832)	10	(20,202,822)
Balance, May 31, 2011	21,088,680	21,089	20,229,765	(20,886,708)	5,525	(630,329)

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2011

(Unaudited)

(Stated in US Dollars)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and offers wine storage and cellaring services and also invests in wine for long term appreciation and resale. Though the Company had disposed of its wine collection during the year ended August 31, 2009, going forward the Company intends to provide these services as it had done in the past while continuing to explore new investment opportunities. The Company was incorporated in the State of Nevada, United States of America on April 5, 2004 and its fiscal year end is August 31. Effective July 2, 2008, the Company is listed for trading on the Over-the-Counter Bulletin Board in the United States of America.   These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2011, the Company had an accumulated deficit of $20,886,708 (August 31, 2010: $683,876) and has a working capital deficit of $630,484 (August 31, 2010: $443,370) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

Note 2

Equipment

May 31, 2011
Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 1,940	$ 1,785	$ 155

Accumulated
	Cost	Depreciation	Net

August 31, 2010

Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 1,940	$ 1,745	$ 195

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

February 28, 2011

(Unaudited)

(Stated in US Dollars)

Note 3

Loans and advances

Loans and advances totalling $33,240 (August 31, 2010: $28,699) are unsecured, non-interest bearing and have no specific terms of repayment.

Note 4

Capital Stock

On May 31, 2004, the Company forward split its common stock on the basis of 20.3 new for 1 old.  The number of shares issued and outstanding, par value and additional paid-in capital has been restated to give retroactive effect to the forward split of its common stock.

On February 18, 2011, the Company increased its authorized share capital from 25,000,000 to 150,000,000 common shares.

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

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

February 28, 2011

(Unaudited)

(Stated in US Dollars)

Note 5

Related Party Transactions

Pursuant to a resolution dated June 1, 2008, the former President and majority shareholder of the Company is to be paid a monthly management fee of $2,600 per month.  The amount may be adjusted from time to time at the discretion of the Board of Directors. As at May 31, 2011, there is an amount of $2,600 (August 31, 2010: $97,500) included in accounts payable and accrued liabilities in respect of this management fee.  During the nine months ended May 31, 2011, $118,300 (2010: $Nil) in respect of these management fees were settled through the issuance of a convertible promissory note as described in Note 7.

Pursuant to a resolution dated June 1, 2008, the spouse of the former President of the Company is to be paid monthly to provide administrative services to the Company at a rate of $1,800 per month. The amount may be adjusted from time to time at the discretion of the Board of Directors. As at May 31, 2011, there is an amount of $1,800 (August 31, 2010: $48,600) included in accounts payable and accrued liabilities in respect of these administrative services. During the nine months ended May 31, 2011, $63,000 (2010: $Nil) in respect of these administrative fees were settled through the issuance of a convertible promissory note as described in Note 7.

During the three and nine months ended May 31, 2011, the Company incurred management fees of $7,800 and $23,400 respectively (May 31, 2010: $7,800 and $23,400) payable to the President of the Company.

Note 6

Commitment

On March 1, 2008 the Company entered into a Management Agreement whereby the Company is obligated to pay $7,500 per month in return for various management services. The agreement has no fixed term; however, accrued fees incur interest at a rate of 15% per annum whereby interest is compounded quarterly. In connection with this agreement the Company has incurred $22,500 and $67,500 during the three and nine months ending May 28, 2011 (2010 - $22,500 and $67,500) in management fees and accrued interest of $10,695 and $28,529 for the three and nine months ending May 31, 2011 (2010 - $6,150 and $15,380).

As at May 31, 2011 the balance of unpaid management fees and accrued interest thereon totals $303,394 (August 31, 2010: $205,256) These amounts are included in promissory notes payable as to $295,894 (2010: $Nil) and accounts payable and accrued liabilities as to $7,500 (2010: $205,256).

Note 7

Convertible promissory notes

	May 31, 2011	August 31, 2010

Convertible promissory note payable, bearing interest at 15% per annum compounded quarterly, due April 1, 2012	$ 295,894	$ -
Convertible promissory notes payable, non-interest bearing, due April 1, 2012	252,294	-

	$ 548,188	$ -

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

February 28, 2011

(Unaudited)

(Stated in US Dollars)

Note 7

Convertible promissory notes – (cont’d)

On April 1, 2011, the Company agreed with certain of its creditors to settle $540,964 in amounts owed in respect of accrued management and administrative fees and advances payable to those creditors in exchange for convertible promissory notes in the same amount.  The Company accounted for the transaction as an extinguishment of debt and recorded a loss on extinguishment of $20,015,668 as a result of recording the new promissory notes at their fair value of $20,556,632. The fair value of the notes was determined with reference to the quoted market price of the Company’s shares multiplied by the number of common shares of the Company that would be issued upon conversion of the notes.  The premium of the fair value of the notes over the principal balances totalling $20,015,668 was recorded as additional paid-in capital.

These notes mature on April 1, 2012 and bear no terms of interest except for one note in the amount of $288,670 which bears interest at the rate of 15% per annum.  During the three and nine months ended May 31, 2011 the Company recorded accrued interest of $7,224 (2010: $Nil) on the interest bearing note.

The terms of the convertible promissory notes allow the note holders to elect to convert the principal and accrued interest thereon at any time during the term of the notes into common shares at $0.01 per share.

On May 31, 2011 convertible promissory notes have total balance $548,188 which includes one note totalling $295,894 that bears interest at the rate of 15% per annum compounding quarterly.

At May 31, 2011, $181,300 (2010: $Nil) of the non-interest bearing promissory notes are due to the President of the Company and his spouse.

Note 8

Non-cash Transactions

Transactions that do not involve cash are excluded from the statement of cash flows.  During the nine months ended May 31, 2011, the Company settled accounts payable and accrued liabilities of $512,265 (2010: $Nil) and loans and advances payable of $28,699 (2010: $Nil) by the issuance of promissory notes payable.  Of the totals, $395,760 was included in accounts payable and accrued liabilities and $28,699 was included in loans and advances at August 31, 2010, $14,400 is included in administrative services, $80,800 is included in management fees and $21,305 is included in interest expense for the nine months ended May 31, 2011.

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

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board (“OTCBB”) under the symbol “WSID”.  For the interim period ended May 31, 2011 we generated no revenues from operations and have experienced losses since inception.

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board (“OTCBB”) under the symbol “WSID”.  We have no revenues from operations, have experienced losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

As of the period ended May 31, 2011 the Company has cash on hand of $1,079, compared to $3,475 as at August 31, 2010.  At May 31, 2011 the Company estimated that it would require $125,000 to meet its operating needs for the current fiscal year, the Company has not yet satisfied its need for cash. The Company will rely on its President to determine how to raise these funds, bearing in mind the best interests of the Company.

To date, the Company has not recognized significant revenue through its operations and had an accumulated deficit of $20,886,708 since inception. We have no assurance that, if needed, future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

Our net loss for the nine months ended May 31, 2011 was $20,202,832 as compared to the net loss of $159,601 for the nine months ended May 31, 2011.  In the three month period ended May 31, 2011 our net loss was $20,074,814 compared to $50,202 for the three month period ended May 31, 2011.  Our net loss for the nine months ended May 31, 2011 has increased significantly over the comparative period for the nine months ended May 31, 2010 largely as a result of recording a loss on extinguishment of debts totalling $20,015,668 that arose when we recorded the new convertible promissory notes that were issued in exchange for the extinguished debts at their fair value.

Professional fees, which include accounting and audit fees and legal fees, increased for the nine month period ended May 31, 2011 over the nine month period ended May 31, 2010 from $28,434 to $41,647. As well, professional fees for the three months ended May 31, 2011 increased to $10,935 from $5,287 for the three month period ended May 31, 2011. Professional fees have increased for each of the three and nine months ended May 31, 2011 due to increased accounting fees associated with the issuance of complex financial instruments.

 Bank charges and interest increased to $28,713 for the six month period ended May 31, 2011 as compared to $17,784 for the nine month period ended May 31, 2011. As well, bank charges and interest increased to $10,763 for the three month period ended May 31, 2011 from $7,818 for the three month period ended May 31, 2010. These increases were a result of interest charges incurred on unpaid management fees.

Liquidity and Capital Requirements

As of May 31, 2011, the Company had total assets of $1,234, and total liabilities of $631,563.  As of May 31, 2011, the Company had a working capital deficiency of $630,329.

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

On February 18, 2011, the Company increased its authorized share capital from 25,000,000 to 150,000,000 common shares.

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

As of May 31, 2011, our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated:  July 20, 2011

By:  /s/  Fraser Campbell

--------------------------------

Name: Fraser Campbell

Title:  President and Chief Executive Officer