Form 10-K
period 2011-08-31
W. S. Industries, Inc.
filed 2011-11-28
CIK 1310497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
August 31, 2011
COMMISSION FILE NUMBER: 333-121044

W. S. INDUSTRIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	98-0439650
(State of organization)	(I.R.S. Employer Identification No.)

4255 Arbutus St.
Suite 250, Vancouver, BC
V6J 4R1

(Address of principal executive offices)

Tel: 604-830-6499

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

Yes  ☒                        No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date with the past 60 days (OTCBB).

On  October  31,  2011  there  the  market  value  of the  voting  stock  held by non-affiliates of the Registrant was $1,170,780.

Registrant’s revenues for the most recent fiscal year and for the period covered by this report are $0.00

State the number of shares outstanding of each of registrant’s classes of common equity, for the period covered by this report and as at the latest practicable date:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2011.

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

COMPANY OVERVIEW
W.S. Industries, Inc. (or “the Company”) was incorporated in the State of Nevada on April 5, 2004, for the purpose of providing consulting services to businesses, and engaging in any other lawful activity. The Company’s principal address is 4255 Arbutus St. Suite 250, Vancouver, BC V6J 4R1

W.S. Industries, Inc. has been in the development stage since inception and has nominal operating history and revenues.  Since inception the Company has been engaged in the wine storage business; however, this was terminated during the year ended August 31, 2009. The Company will continue to explore new investment opportunities and new business ventures to attract shareholders for various business opportunities.

PRINCIPAL PRODUCTS AND SERVICES

In the past our Company has provided services and information concerning wine storage, the cellaring of fine wines and accessories for the oenophile; however, the Company disposed of its wine collection during the year ended August 31, 2009. Currently, the Company does not offer any products or services but the Company is looking for new business opportunities. While continuing to explore new investment opportunities, the administrative operations of the business are currently being run from the office of Mr. Fraser Campbell, the Company’s President.

The Company’s website is under construction and once ready it will serve the interested parties in obtaining information regarding services we intend to provide in future. Potential customers or investors will be able to contact the Company electronically and will be contacted by a representative of the Company.

Company will be using its website to market its products and services in future like it did in past. Information about the products and services will be available online.

MARKETING STRATEGY
Not yet decided.

WEB MARKETING STRATEGY
Not yet decided.

MARKETING AND SALES
Not yet decided.

NEW PRODUCTS OR SERVICES
Not yet decided.

COMPETITIVE BUSINESS CONDITIONS
Not yet decided.

OUR COMPETITIVE POSITION
Not yet decided.

SOURCES AND AVAILABILITY OF RAW MATERIALS
We do not require any raw materials for our business.

CUSTOMER BASE
Not yet decided.

INTELLECTUAL PROPERTY
Not yet decided.

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

EMPLOYEES
Our employee at the present time is Treasurer and Secretary and director, James F. Dempsey, who will devote as much time as he determines is necessary to carry out the business of the Company and Carolyn Davis and who doing administrative job.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real property at this time, and we conduct our business from one of our officer’s and director’s office located at Suite 250 – 4255 Arbutus Street, Vancouver, B.C. Canada.

The Company believes that existing office facilities are adequate for its needs through August 2012. Should the Company require additional space at that time, or prior thereto, the Company will attempt to secure space on commercially reasonable terms and without undue operational disruption.

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

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Effective July 2, 2008, the Company is listed for trading on the Over-the-Counter Bulletin Board in the United States of America, since that date the shares had a low of $0.05 and a high of $0.51 per share.  Our shares are quoted under the symbol “WSID.OB.” The following table sets forth, for the periods indicated, the high and low bids for our common stock on the OTC Bulletin Board based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions as reported by the OTC Bulletin Board.

Quarter Ended	OTC Bulletin Board (U.S. dollars)
	High	Low
November 30, 2008	$0.50	$0.49
February 28, 2009	$0.50	$0.50
May 31, 2009	$0.50	$0.50
August 31, 2009	$0.50	$0.50
November 30, 2009	$0.50	$0.50
February 28, 2010	$0.50	$0.50
May 31, 2010	$0.50	$0.05
August 31, 2010	$0.50	$0.05
August 31, 2011	$0.51	$0.05

There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. The issuer did not sell and securities or repurchase any securities during the period of this report.

Holders

There are 80 holders of record for our common stock. One of our record holders is Mr. Dempsey, our director, secretary and treasurer, who holds 18,007,680 restricted shares or approximately 85% of our issued common stock.

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

RESULTS OF OPERATIONS

In the year ended August 31, 2011 our net loss was $20,248,756 compared to $208,999 for the year ended August 31, 2010.  This increase in loss was mainly due to extinguishment of debt. On April 1, 2011, the Company agreed with certain of its creditors to settle $540,964 in amounts owed in respect of accrued management and administrative fees and advances payable to those creditors in exchange for convertible promissory notes in the same amount.  The Company accounted for the transaction as an extinguishment of debt and recorded a loss on extinguishment of $19,982,676 as a result of recording the new promissory notes at their fair value of $20,523,640. The fair value of the notes was determined with reference to the quoted market price of the Company’s shares multiplied by the number of common shares of the Company that would be issued upon conversion of the notes.  The premium of the fair value of the notes over the principal balances totaling $20,015,668 was recorded as additional paid-in capital. Other than extinguishment of debt there is increase in several areas.  Professional fees for 2011 were $59,032 versus $35,014 in 2010, a 69% increase.  The administrative assistant services costs of $21,600 in 2010 which is consistent with 2009 of $21,666.  Interest on management fees accrued were higher at $40,469 for 2011, in 2010 interest on management fees accrued were $23,638. This increase is a result of interest charges incurred against unpaid management fees owed to a non-related party.  Management fees and bonuses amounted to $121,200 for 2011, in which were consistent with 2010.

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

PLAN OF OPERATIONS
We have raised a total of $235,186, net of common stock repurchased, in our equity offerings; as a result, we have been able to satisfy our cash requirements since inception.  During the year ended August 31, 2011, the Company was loaned a total of $70,000 from a director and an arm’s length party for operational purposes. The loans are unsecured, non-interest bearing and have no specific terms of repayment.

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

LIQUIDITY AND CAPITAL RESOURCES
To meet our need for cash, we raised funds through our public offering and a subsequent private placement. We have suffered recurring losses from operations.  The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital.  The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.  Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended August 31, 2011, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

As of August 31, 2011, our total assets were $7,231 (2010: $3,670) and our total liabilities were $683,494 (2010: $446,845).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .

W.S. INDUSTRIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2011 and 2010

(Stated in US Dollars)

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,
W. S. Industries, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of W.S. Industries, Inc. (the “Company”) (A Development Stage Company) as of August 31, 2011 and 2010 and the related statements of operations and comprehensive loss, cash flows and stockholders' equity (deficiency) for the years then ended and for the period from April 5, 2004 (Date of Inception) to August 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion these financial statements referred to above present fairly, in all material respects, the financial position of W.S. Industries, Inc. (A Development Stage Company) as of August 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and for the period from April 5, 2004 (Date of Inception) to August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has accumulated deficit of $20,932,632 and expects to incur further losses in the development of its business.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada
November 22, 2011

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

W.S. INDUSTRIES, INC.
(A Development Stage Company)
BALANCE SHEETS
August 31, 2011 and 2010
(Stated in US Dollars)

ASSETS	2011	2010

Current
Cash	$7,088	$3,475

Equipment – Note 3	143	195

	$7,231	$3,670

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 6	$92,375	$418,164
Convertible promissory notes payable – Note 8	521,119	-
Loans and advances – Note 6	70,000	28,699

	683,494	446,845

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 5
Common stock, $0.001 par value
150,000,000 Authorized (2010: 25,000,000)
21,088,680 Issued and outstanding (2010: 21,088,680)	21,089	21,089
Additional paid-in capital	20,229,765	214,097
Deficit accumulated during the development stage	(20,932,632)	(683,876)
Accumulated other comprehensive income	5,515	5,515

	(676,263)	(443,175)

	$7,231	$3,670

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitment – Note 7
SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the years ended August 31, 2011 and 2010 and
For the period from April 5, 2004 (Date of Inception) to August 31, 2011
(Stated in US Dollars)

			April 5, 2004
			(Date of
	Years ended		Inception) to
	August 31,		August 31,
	2011	2010	2011
			(cumulative)

Revenue	$-	$-	$17,285

Expenses
Administrative services – Note 6	21,600	21,666	70,266
Bad debt expense	-	-	8,085
Bank charges	319	175	2,732
Consulting fees	-	-	8,878
Courier and postage	-	-	177
Depreciation	52	84	2,098
Entertainment	-	-	2,810
Management fees and bonus - Note 6	121,200	121,200	443,200
Office and miscellaneous	54	216	12,918
Professional fees	59,032	35,014	224,036
Registration and filing fees	10,130	6,552	44,754
Rent	-	-	17,418
Research and marketing	-	-	7,500
Telephone	-	-	3,027
Travel	--	-	6,154
Wages	-	-	6,139

Loss before other items	(212,387)	(184,907)	(842,907)

Interest income	-	-	4,327
Interest expense	(40,469)	(23,638)	(78,020)
Accretion of debt discount	(13,147)	-	(13,147)
Foreign exchange loss	(77)	(454)	(10,209)
Loss on extinguishment of debt – Note 8	(19,982,676)	-	(19,982,676)
Impairment of investment	-	-	(10,000)

Net loss for the period	(20,248,756)	(208,999)	(20,932,632)

Other comprehensive income:
Foreign currency translation adjustment	-	-	5,515

Comprehensive loss for the period	$(20,248,756)	$(208,999)	$(20,927,117)

Basic and diluted loss per share	$(0.96)	$(0.01)

Weighted average number of shares outstanding	21,088,680	21,088,680

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended August 31, 2011 and 2010 and
for the period from April 5, 2004 (Date of Inception) to August 31, 2011
(Stated in US Dollars)

			April 5, 2004
			(Date of
	Years ended		Inception) to
	August 31,		August 31,
	2011	2010	2011
			(cumulative)
Cash Flows used in Operating Activities
Net loss for the period	$(20,248,756)	$(208,999)	$(20,932,632)
Items not affecting cash:
Bad debt expense	-	-	8,085
Depreciation	52	84	2,098
Accretion of debt discount	13,147	-	13,147
Loss on extinguishment of debt	19,982,676	-	19,982,676
Impairment of investment	-	-	10,000
Changes in non-cash working capital balances:
Accounts receivable	-	-	(8,085)
Accounts payable and accrued liabilities	186,494	206,676	659,382

Net cash (used in) operating activities	(66,387)	(2,239)	(265,329)

Cash Flows from Financing Activities
Loans and advances	70,000	3,100	97,383
Common stock issued	-	-	297,186
Common stock repurchased	-	-	(62,000)

Net cash provided by financing activities	70,000	3,100	332,569

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(4,427)
Acquisition of investments	-	-	(64,903)

Net cash used in investing activities	-	-	(69,330)

Effect of exchange rate changes on cash	-	1,758	9,178

Net increase in cash during the period	3,613	2,619	7,088

Cash, beginning of period	3,475	856	-

Cash, end of period	$7,088	$3,475	$7,088

Non-Cash Transactions – Note 10
Supplemental Information
Interest and taxes paid in cash	$-	$-	$-

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period April 5, 2004 (Date of Inception) to August 31, 2011
(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
			Paid-in	Development	Comprehensive
	Number	Par Value	Capital	Stage	Income	Total

Issued for cash:
Private placement agreements
$-at 0.000049	20,007,680	$20,008	$(19,022)	$-	$-	$986
$- at 0.01	2,000,000	2,000	18,000	-	-	20,000
$- at 0.20	81,000	81	16,119	-	-	16,200
Foreign currency translation adjustment	-	-	-	-	380	380
Net loss for the period	-	-	-	(11,573)	-	(11,573)

Balance, August 31, 2004	22,088,680	22,089	15,097	(11,573)	380	25,993
Foreign currency translation adjustment	-	-	-	-	1,279	1,279
Net loss for the year	-	-	-	(32,276)	-	(32,276)

Balance, August 31, 2005	22,088,680	22,089	15,097	(43,849)	1,659	(5,004)
Issued for cash:
Private placement agreements
$- at 0.20	1,000,000	1,000	199,000	-	-	200,000
Shares repurchased - at $0.20	(2,000,000)	(2,000)	(398,000)	-	-	(400,000)
Capital contribution	-	-	298,000	-	-	398,000
Foreign currency translation adjustment	-	-	-	-	4,788	4,788
Net loss for the year	-	-	-	(51,090)	-	(51,090)

Balance, August 31, 2006	21,088,680	21,089	214,097	(94,939)	6,447	146,694
Issued for cash:
Private placement agreements
$- at 0.20	300,000	300	59,700	-	-	60,000
Shares repurchased - at $0.20	(300,000)	(300)	(59,700)	-	-	(60,000)
Foreign currency translation adjustment	‘ -	-	-	-	785	785
Net loss for the year	-	-	-	(54,962)	-	(54,962)

Balance, August 31, 2007	21,088,680	21,089	214,097	(149,901)	7,232	92,517
Foreign currency translation adjustment	-	-	-	-	(944)	(944)
Net loss for the year	-	-	-	(128,431)	-	(128,431)

Balance, August 31, 2008	21,088,680	21,089	214,097	(278,332)	6,288	(36,858)

.../cont’d
Continued

SEE ACCOMPANYING NOTES

Continued
W.S. INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period April 5, 2004 (Date of Inception) to August 31, 2011
(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
			Paid-in	Development	Comprehensive
	Number	Par Value	Capital	Stage	Income	Total

Balance, August 31, 2009	21,088,680	21,089	214,097	(27,332)	6,288	(36,858)
Foreign currency translation adjustment	-	-	-	-	(773)	(773)
Net loss for the year	-	-	-	(296,545)	-	(196,545)

Balance, August 31, 2009	21,088,680	21,089	214,097	(474,877)	5,515	(234,176)
Net loss for the year	-	-	-	(208,999)	-	(208,999)

Balance, August 31, 2010	21,088,680	21,089	214,097	(683,876)	5,515	(443,175)
Extinguishment of debt – Note 8	-	-	20,015,668	-	-	20,015,668
Net loss for the year	-	-	-	(20,248,756)	-	(20,248,756)

Balance, August 31, 2011	21,088,680	$21,089	$20,229,765	$(20,932,632)	$5,515	$(676,263)

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2011
(Stated in US Dollars)

Note 1                      Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and offered wine storage and cellaring services and also invested in wine for long term appreciation and resale.  The Company had disposed of its wine collection during the year ended August 31, 2009; the Company intends to explore new investment opportunities.  The Company was incorporated in the State of Nevada, United States of America on April 5, 2004 and its fiscal year end is August 31.  Effective July 2, 2008, the Company is listed for trading on the Over-the-Counter Bulletin Board in the United States of America.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At August 31, 2011, the Company had an accumulated deficit of $20,932,632 (August 31, 2010: $683,876) and has a working capital deficit of $676,406 (August 31, 2010: $443,370) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations.  While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2011
(Stated in US Dollars) – Page 2

Note 2                 Significant Accounting Polices – (cont’d)

Foreign Currency Translation

The functional currency for the Company’s operations is the US dollar. Monetary assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the exchange rate prevailing at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing at the respective transaction dates while revenues and expenses are translated at the average exchange rate during the year. Exchange gains and losses are recognized in the statement of operations.

Equipment and Depreciation

The Company records office equipment and computer equipment at cost and provides for depreciation at a rate of 30% per annum for computer equipment both using the declining balance method.  Additions during the year are amortized at one-half rates.

Impairment of Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying values of long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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
August 31, 2011
(Stated in US Dollars) – Page 3

Note 2                 Significant Accounting Polices – (cont’d)

Allowance for Doubtful Accounts

Reserves for doubtful accounts are established when there is a basis to doubt the full collectability of accounts receivable, mainly based on past credit loss experience at each period end.

Basic and Diluted Loss per Share

The Company reports basic loss per share in accordance with ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net loss position at the calculation date.  At August 31, 2011 and 2010, the Company had no outstanding common stock equivalents.

Comprehensive Loss

The Company has adopted ASC 220-10 “Reporting Comprehensive Income”.  Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

Research and Marketing Costs

Research and marketing costs are expensed as incurred.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities and loans and advances approximate their fair value due to the short-term maturity of such instruments.  Convertible promissory notes payable are initially measured at fair value and subsequently measured at amortized cost, with any resulting premium or discount from the face value being amortized to income or expense using the effective interest method.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2011
(Stated in US Dollars) – Page 4

Note 2                 Significant Accounting Polices – (cont’d)

Financial Instruments – (cont’d)

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

Accounting Standards Not Yet Effective

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation – Stock Compensation (Topic 718)”.  The objective of this Update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Specifically, an employee share-based payment award denominated in a currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition and therefore would not classify the award as a liability if it otherwise qualifies as equity.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The Company is currently evaluating the impact of this update on the consolidated financial statements. This standard will be effective for the Company on September 1, 2011.  The Company does not expect the adoption of this new guidance will have a material impact on its financial statements.

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2011
(Stated in US Dollars) – Page 5

Note 2                 Significant Accounting Polices – (cont’d)

Accounting Standards Not Yet Effective – (cont’d)

In May 2011, the FASB issued Accounting Standards Update 2011-14, “Fair Value Measurement (Topic 820)”.  This Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (“IFRS”).  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and they explain how to measure fair value and they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted. The Company is currently evaluating the impact of this update on the financial statements.
In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income (Topic 220)”.  The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company is currently evaluating the impact of this update on the financial statements.

Note 3	Equipment

August 31, 2011
Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 1,940	$ 1,797	$ 143

August 31, 2010
Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 1,940	$ 1,745	$ 195

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2011
(Stated in US Dollars) – Page 6

Note 4	Loans and Advances

Loans and advances totalling $70,000 (August 31, 2010: $28,699) are unsecured, non-interest bearing and have no specific terms of repayment. (Note 6)

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

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2011
(Stated in US Dollars) – Page 7

Note 6	Related Party Transactions

Pursuant to a resolution dated June 1, 2008, the former President who is majority shareholder of the Company is to be paid a monthly management fee of $2,600 per month.  The amount may be adjusted from time to time at the discretion of the Board of Directors.  During the year ended August 31, 2011, $118,300 (2010: $Nil) which was accrued management fees from the current and previous years was settled through the issuance of a convertible promissory note as described in Note 8 and later a part of accrued management fee $5,000 was paid by the Company.  As at August 31, 2011, there is an amount of $5,400 (August 31, 2010: $97,500) included in accounts payable and accrued liabilities in respect of this management fee.  During the year ended August 31, 2011, the Company incurred management fees of $31,200 (2010- $31,200) payable to the Former President and Director of the Company.

Pursuant to a resolution dated June 1, 2008, the spouse of the former President and Director of the Company is to be paid monthly to provide administrative services to the Company at a rate of $1,800 per month.  The amount may be adjusted from time to time at the discretion of the Board of Directors. As at August 31, 2011, there is an amount of $7,200 (August 31, 2010: $48,600) included in accounts payable and accrued liabilities in respect of these administrative services.  During the year ended August 31, 2011, $63,000 (2010: $Nil) in respect of these administrative fees was settled through the issuance of a convertible promissory note as described in Note 8.

As at August 31, 2011, loans and advances includes an advance of $45,000 from a director and officer of the Company – Note 4.

During the year ended August 31, 2011, the Company also incurred administrative fees of $21,600 (2010- $21,600) payable to the President of the Company.

Note 7	Commitment

On March 1, 2008 the Company entered into a Management Agreement whereby the Company is obligated to pay $7,500 per month in return for various management services.  The agreement has no fixed term; however, accrued fees incur interest at a rate of 15% per annum whereby interest is compounded quarterly.  In connection with this agreement the Company has incurred $90,000 (2010 - $90,000) in management fees and accrued $40,469 (2010 - $22,064) in interest during the year.

During the year ended August 31, 2011 a portion balance of unpaid management fees and accrued interest $288,670 was settled by issuing a convertible promissory note as described in Note 8.

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2011
(Stated in US Dollars) – Page 8

Note 8	Convertible Promissory Notes

	August 31, 2011	August 31, 2010

Convertible promissory note payable, bearing interest at 15% per annum compounded quarterly, due April 1, 2012	$288,670	$-
Convertible promissory notes payable with a face value of $252,294 and a fair value of $219,302 at issuance and including accumulated accretion of $13,147, non-interest bearing, due April 1, 2012	232,449	-

	$521,119	$-

On April 1, 2011, the Company agreed with certain of its creditors to settle $540,964 in amounts owed in respect of accrued management and administrative fees as well as loans and advances payable to those creditors in exchange for convertible promissory notes in the same amount.  The Company accounted for the transaction as an extinguishment of debt and recorded a loss on extinguishment of $19,982,676 as a result of recording the new promissory notes at their fair value of $20,523,640.  The fair value of the notes was determined with reference to the quoted market price of the Company’s shares multiplied by the number of common shares of the Company that would be issued upon conversion of the notes.  The premium of the fair value of the notes over the principal balances totalling $20,015,668 was recorded as additional paid-in capital.

These notes mature on April 1, 2012 and bear no terms of interest except for the note in the amount of $288,670 which bears interest at the rate of 15% per annum.  The  non-interest bearing convertible notes with an aggregate face value of $252,294 were discounted using an estimated market discount rate of 15% and their fair value was calculated to be $219,302.  The difference of $32,992 will be accreted over the remaining life until maturity using the effective interest rate method. During the year ended August 31, 2011, the Company recorded accretion expense of $13,147 on the non-interest bearing convertible note.  During the year ended August 31, 2011 the Company recorded accrued interest of $18,960 (2010: $Nil) on the interest bearing convertible note in accrued liabilities.

The terms of the convertible promissory notes allow the note holders to elect to convert the principal and accrued interest thereon at any time during the term of the notes into common shares at $0.01 per share.  The conversion features of these notes are without price re-set or cash settlement clauses and therefore have not been bifurcated and recorded as a derivative liability.

At August 31, 2011, $181,300 (2010: $Nil) of the non-interest bearing promissory notes are due to a director and officer of the Company and his spouse.

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2011
(Stated in US Dollars) – Page 9

Note 9	Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	2011	2010
Deferred tax assets
Net operating losses carryforward	$298,000	$232,000
Less: valuation allowance	(298,000)	(232,000)
Deferred tax assets	$-	$-

Statutory rate applied to loss before income taxes	$(6,885,000)	$(71,000)
Loss on extinguishment of debt	6,819,000	-
Change in valuation allowance	66,000	71,000
Income tax expense	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.  As management of the Company does not currently believe that it is more likely-than-not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both August 31, 2011 and 2010.

At August 31, 2011, the Company has incurred accumulated net operating losses totaling approximately $877,000 (2010 - $683,000) which are available to reduce taxable income in future taxation years.

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2011
(Stated in US Dollars) – Page 10

Note 9	Income Taxes – (cont’d)

These losses expire as follows:
Year of Expiry	Amount

2024	$11,000
2025	31,000
2026	36,000
2027	53,000
2028	43,000
2029	91,000
2030	42,000
2031	570,000
$877,000

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

Based on the management’s assessment of ASC 740-10, it was concluded that the adoption of ASC 740-10, as of September 1, 2007, had no significant impact on the Company’s results of operations or financial position, and required no adjustment to the opening balance sheet accounts.  The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of August 31, 2011.  As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2011
(Stated in US Dollars) – Page 11

Note 10                      Non-cash Transactions

Transactions that do not involve cash are excluded from the statement of cash flows.  During the year ended August 31, 2011, the Company settled accounts payable and accrued liabilities of $512,265 (2010: $Nil) and loans and advances payable of $28,699 (2010: $Nil) totalled $540,964 by the issuance of promissory notes payable.  Of the totals, $395,760 was included in accounts payable and accrued liabilities and $28,699 was included in loans and advances at August 31, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM  9A. CONTROLS AND PROCEDURES

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control- Integrated Framework. Our management has concluded that, as of August 31, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes when our level of business operations increases: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

(b)  Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended August 31, 2011 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

As of August 31, 2011, our executive officers and directors, their age and positions are set forth below:

Name	Age	Position
Fraser Campbell	52	President, Chief Executive Officer, Chief Financial Officer. and Director
James F. Dempsey	56	Secretary, Treasurer, and Director

James F. Dempsey resigned as President, Chief Executive Officer on January 06, 2011 and Fraser Campbell appointed as President, Chief Executive Officer and CFO. Mr. Campbell is a partner and director of First Growth Management (“FGM”), a private equity company which invests both capital and varied management resources in small to mid-sized businesses with attractive growth potential. Mr. Campbell has held a number of executive positions in FGM investee companies including as President of Modu-Loc Fence Rentals Ltd., IFCO Systems Canada and PalEx Canada. Mr.Campbell is a Director of Pacific Safety Products. Mr.Campbell studied Geology and Chemistry at University of Alberta and Concordia University.

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

BOARD MEETINGS AND COMMITTEES

The Board of Directors held a total of two meetings during the period from inception through August 31, 2011. No director attended fewer than 75% of all meetings of the Board of Directors during this period. The Company has no committees.

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

Audit Committee and Charter

We do not have a separately designated audit committee of the board or any other board-designated committee. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. Our directors, Mr. Dempsey and Mr. Campbell, also hold positions as officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception August 31, 2011, for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
Names Executive Officer & Principal Position		Annual Compensation			Awards	Payouts	Securities	Long Term Compensation
	Year Ended	Salary	Bonus	Other Annual Compensation	Under SARS	Restricted Shares or Restricted Options	Other Shares or LTIP
		(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
James F. Dempsey Treasury & Secretary	2011	31,200	0	0	0	0	0	0
	2010	31,200	0	0	0	0	0	0

Fraser Campbell President & CFO	2011	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock as of August 31, 2011 for (i) each executive officer (ii) each director, (iii) each person known to us to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.

Name and Address of Beneficial Owner1,2	Number of Shares	Percentage of Shares
James F. Dempsey Vancouver, BC	18,007,680	85.39%
Fraser Campbell Vancouver, BC	Nil	Nil%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the sale of shares to our officers and directors, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons. We are not a subsidiary of` any other company. Our former President, founder and Director, James F. Dempsey, was our only promoter. Mr. Dempsey provided and cash in the sum of $985.60 for his 18,007,680 shares of Common Stock.

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

2010 and 2011                          $44,867 and $49,126 BDO Canada LLP

(2)         Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010 and 2011                          $nil         BDO Canada LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010 and 2011                         $nil and $6,879         BDO Canada LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010 and 2011                         $nil         BDO Canada LLP

PART IV

ITEM 15. EXHIBITS

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
31.2                         Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1                         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2                                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1                         Letter from British Columbia Securities Commission, dated September 26, 2007.

Reports on Form 8-K:  No reports were on filed on Form 8K during the period ended August 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. S. INDUSTRIES, INC.

Date: November 25, 2011	By:	/s/ Fraser Campbell
Fraser Campbell
President and Chief Executive Officer