Form 10-Q
period 2011-11-30
W. S. Industries, Inc.
filed 2012-01-17
CIK 1310497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
November 30, 2011
COMMISSION FILE NUMBER: 333-121044

W. S. INDUSTRIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	98-0439650

(State of organization)	(I.R.S. Employer Identification No.)

815 Hornby Street
Suite 404, Vancouver, BC
V6Z 2E6

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

On  November 30, 2011  there  the  market  value  of the  voting  stock  held by non-affiliates of the Registrant was $1,170,780.

Registrant’s revenues for the most recent fiscal year and for the period covered by this report are $0.00

State the number of shares outstanding of each of registrant’s classes of common equity, for the period covered by this report and as at the latest practicable date:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 30, 2011.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	21,088,680

ITEM 1 FINANCIAL STATEMENTS

W.S. INDUSTRIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

November 30, 2011

(Unaudited)

(Stated in US Dollars)

W.S. INDUSTRIES, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
November 30, 2011 and August 31, 2011
 (Stated in US Dollars)

ASSETS	November 30, 2011	August 31, 2011
	(Unaudited)
Current
Cash	$825	$7,088

Equipment – Note 2	132	143

	$957	$7,231

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$151,372	$92,375
Convertible promissory notes payable – Note 7	529,345	521,119
Loans and advances – Note 3	83,755	70,000

	764,372	683,494

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 4
Common stock, $0.001 par value
150,000,000 Authorized
21,088,680 Issued and outstanding (2010: 21,088,680)

	21,089	21,089
Additional paid-in capital	20,229,765	20,229,765
Deficit accumulated during the development stage	(21,019,884)	(20,932,632)
Accumulated other comprehensive income	5,515	5,515

	(763,515)	(676,263)

	$957	$7,231

Nature of Operations and Ability to Continue as a Going Concern – Note 1

Commitment – Note 6

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the three months ended November 30, 2011 and 2010 and
For the period from April 5, 2004 (Date of Inception) to November 30, 2011
(Unaudited)
(Stated in US Dollars)

			April 5, 2004
			(Date of
	Three months ended		Inception) to
	November 30,		November 30,
	2011	2010	2011
			(cumulative)

Revenue	$-	$-	$17,285

Expenses
Administrative services – Note 5	5,400	5,400	75,666
Bad debt expense	-	-	8,085
Bank charges	361	65	3,093
Consulting fees	-	-	8,878
Courier and postage	-	-	177
Depreciation	11	14	2,109
Entertainment	-	-	2,810
Management fees - Note 5	30,300	30,300	473,500
Office and miscellaneous	-	-	12,918
Professional fees	25,000	20,007	249,036
Registration and filing fees	4,300	2,701	49,054
Rent	-	-	17,418
Research and marketing	-	-	7,500
Telephone	-	-	3,027
Travel	--	-	6,154
Wages	-	-	6,139

Loss before other items	(65,372)	(58,487)	(908,279)

Interest income	-	-	4,327
Interest expense	(13,231)	(8,338)	(91,251)
Accretion of debt discount – Note 7	(8,226)	-	(21,373)
Foreign exchange gain (loss)	(423)	61	(10,632)
Loss on extinguishment of debt – Note 7	-	-	(19,982,676)
Impairment of investment	-	-	(10,000)

Net loss for the period	(87,252)	(66,764)	(21,019,884)

Other comprehensive income:
Foreign currency translation adjustment	-	-	5,515

Comprehensive loss for the period	$(87,252)	$(66,764)	$(21,014,369)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	21,088,680	21,088,680

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended November 30, 2011 and 2010 and
for the period from April 5, 2004 (Date of Inception) to November 30, 2011
(Unaudited)
(Stated in US Dollars)

	Three months ended November 30,		April 5, 2004 (Date of inception) to November 30,
	2011	2010	2011
			(cumulative)
Cash Flows used in Operating Activities
Net loss for the period	$(87,252)	$(66,764)	$(21,019,884)
Items not affecting cash:
Bad debt expense	-	-	8,085
Depreciation	11	14	2,109
Accretion of debt discount	8,226	-	21,373
Loss on extinguishment of debt	-	-	19,982,676
Impairment of investment	-	-	10,000
Changes in non-cash working capital balances:
Accounts receivable	-	-	(8,085)
Accounts payable and accrued liabilities	58,997	45,659	718,379

Net cash used in operating activities	(20,018)	(21,091)	(285,347)

Cash Flows from Financing Activities
Loans and advances	13,755	25,000	111,138
Common stock issued	-	-	297,186
Common stock repurchased	-	-	(62,000)

Net cash provided by financing activities	13,755	25,000	346,342

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(4,427)
Acquisition of investments	-	-	(64,903)

Net cash used in investing activities	-	-	(69,350)

Effect of exchange rate changes on cash	-	-	9,178

Net increase (decrease) in cash during the period	(6,262)	3,909	825

Cash, beginning of period	7,088	3,475	-

Cash, end of period	$825	$7,384	$825

Non-Cash Transactions
Supplemental Information
Interest and taxes paid in cash	$-	$-	$-

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period April 5, 2004 (Date of Inception) to November 30, 2011
(Unaudited)
(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
			Paid-in	Development	Comprehensive
	Number	Par Value	Capital	Stage	Income	Total

Issued for cash:
Private placement agreements
-at $ 0.000049	20,007,680	$20,008	$(19,022)	$-	$-	$986
- at $0.01	2,000,000	2,000	18,000	-	-	20,000
- at $ 0.20	81,000	81	16,119	-	-	16,200
Foreign currency translation adjustment	-	-	-	-	380	380
Net loss for the period	-	-	-	(11,573)	-	(11,573)

Balance, August 31, 2004	22,088,680	22,089	15,097	(11,573)	380	25,993
Foreign currency translation adjustment	-	-	-	-	1,279	1,279
Net loss for the year	-	-	-	(32,276)	-	(32,276)

Balance, August 31, 2005	22,088,680	22,089	15,097	(43,849)	1,659	(5,004)
Issued for cash:
Private placement agreements
- at $ 0.20	1,000,000	1,000	199,000	-	-	200,000
Shares repurchased - at $0.20	(2,000,000)	(2,000)	(398,000)	-	-	(400,000)
Capital contribution	-	-	398,000	-	-	398,000
Foreign currency translation adjustment	-	-	-	-	4,788	4,788
Net loss for the year	-	-	-	(51,090)	-	(51,090)

Balance, August 31, 2006	21,088,680	21,089	214,097	(94,939)	6,447	146,694
Issued for cash:
Private placement agreements
- at$ 0.20	300,000	300	59,700	-	-	60,000
Shares repurchased - at $0.20	(300,000)	(300)	(59,700)	-	-	(60,000)
Foreign currency translation adjustment	‘ -	-	-	-	785	785
Net loss for the year	-	-	-	(54,962)	-	(54,962)

Balance, August 31, 2007	21,088,680	21,089	214,097	(149,901)	7,232	92,517
Foreign currency translation adjustment	-	-	-	-	(944)	(944)
Net loss for the year	-	-	-	(128,431)	-	(128,431)

Balance, August 31, 2008	21,088,680	21,089	214,097	(278,332)	6,288	(36,858)

.../cont’d

SEE ACCOMPANYING NOTES

Continued
W.S. INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period April 5, 2004 (Date of Inception) to November 30, 2011
(Unaudited)
(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
			Paid-in	Development	Comprehensive
	Number	Par Value	Capital	Stage	Income	Total

Balance, August 31, 2008	21,088,680	21,089	214,097	(278,332)	6,288	(36,858)
Foreign currency translation adjustment	-	-	-	-	(773)	(773)
Net loss for the year	-	-	-	(196,545)	-	(196,545)

Balance, August 31, 2009	21,088,680	21,089	214,097	(474,877)	5,515	(234,176)
Net loss for the year	-	-	-	(208,999)	-	(208,999)

Balance, August 31, 2010	21,088,680	21,089	214,097	(683,876)	5,515	(443,175)
Extinguishment of debt – Note 7	-	-	20,015,668	-	-	20,015,668
Net loss for the year	-	-	-	(20,248,756)	-	(20,248,756)

Balance, August 31, 2011	21,088,680	21,089	20,229,765	(20,932,632)	5,515	(676,263)
Net loss for the period	-	-	-	(87,252)	-	(87,252)
Balance, November 30, 2011	21,088,680	$21,089	$20,229,765	$(21,019,884)	$5,515	$(763,515)

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2011
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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At November 30, 2011, the Company had an accumulated deficit of $21,019,884 and has a working capital deficit of $763,415 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations.  While the Company is broadening its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.  It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended August 31, 2011.  The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on August 31, 2012.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2011
(Unaudited)
(Stated in US Dollars)

Note 2	Equipment

	November 30, 2011
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,940	$1,808	$132

	August 31, 2011
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,940	$1,797	$143

Note 3	Loans and Advances

Loans and advances totalling $83,755 (August 31, 2011: $70,000) are unsecured, non-interest bearing and have no specific terms of repayment. (Note 5)

Note 4     Capital Stock

On May 31, 2004, the Company forward split its common stock on the basis of 20.3 new for 1 old.  The number of shares issued and outstanding, par value and additional paid-in capital has been restated to give retroactive effect to the forward split of its common stock.

On February 18, 2011, the Company increased its authorized share capital from 100,000,000 to 150,000,000 common shares.

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

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2011
(Unaudited)
(Stated in US Dollars)
Note 4	Capital Stock – (cont’d)

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

Pursuant to a resolution dated June 1, 2008, an officer of the Company who is majority shareholder of the Company is to be paid a monthly management fee of $2,600 per month. The amount may be adjusted from time to time at the discretion of the Board of Directors. During the year ended August 31, 2011, $118,300 which was accrued management fees from previous years was settled through the issuance of a convertible promissory note as described in Note 7 and later a part of accrued management fee $5,000 was paid by the Company.

As at November 30, 2011, accounts payable included $13,200 (August 31, 2011 - $5,400) in management fees payable to the officer of the Company.  During three months ended November 30, 2011, there is an amount of $7,800 (2010 - $7,800) accrued as a management fee to the officer of the Company.

Note 5	Related Party Transactions – (cont’d)

As at November 30, 2011, loans and advances includes an advance of $45,000 (August 31, 2011 - $45,000) from the officer of the Company.

Pursuant to a resolution dated June 1, 2008, the spouse of an officer of the Company is to be paid monthly to provide administrative services to the Company at a rate of $1,800 per month.  The amount may be adjusted from time to time at the discretion of the Board of Directors.  During the year ended August 31, 2011, $63,000 (2010 - $Nil) in respect of these administrative fees was settled through the issuance of a convertible promissory note as described in Note 7.

As at November 30, 2011, accounts payable included $12,600 (August 31, 2011 - $7,200) in administrative fees payable to the spouse of the officer of the Company.  During three months ended November 30, 2011 the Company also incurred administrative fees of $5,400 (2010- $ 5,400) to the spouse of an officer of the Company.

Note 6	Commitment

On March 1, 2008 the Company entered into a Management Agreement whereby the Company is obligated to pay $7,500 per month in return for various management services.  The agreement has no fixed term; however, accrued fees incur interest at a rate of 15% per annum whereby interest is compounded quarterly.  In connection with this agreement the Company has incurred $22,500 during the quarter ended November 30, 2011 (2010 - $22,500) in management fees and accrued $2,406 (2010 - $8,338) in interest during the period.

During the year ended August 31, 2011 a portion balance of the unpaid management fees and accrued interest of $288,670 was settled by issuing a convertible promissory note as described in Note 7.

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2011
(Unaudited)
(Stated in US Dollars)

Note 7	Convertible Promissory Notes

	November 30, 2011	August 31, 2011

Convertible promissory note payable, bearing interest at 15% per annum compounded quarterly, due April 1, 2012	$288,670	$288,670
Convertible promissory notes payable with a face value of $252,294 and a fair value of $219,302 at issuance and including accumulated accretion of $21,373 (August 31, 2011 - $13,147), non-interest bearing, due April 1, 2012	240,675	232,449

	$529,345	$521,119

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

These notes mature on April 1, 2012 and bear no terms of interest except for the note in the amount of $288,670 which bears interest at the rate of 15% per annum.  The non-interest bearing convertible notes with an aggregate face value of $252,294 were discounted using an estimated market discount rate of 15% and their fair value was calculated to be $219,302.  The difference of $32,992 will be accreted over the remaining life until maturity using the effective interest rate method. During the period ended November 30, 2011, the Company recorded accretion expense of $8,226 (2010: $Nil) on the non-interest bearing convertible note.  During the period ended November 30, 2011 the Company recorded accrued interest of $10,825 (2010: $Nil) on the interest bearing convertible note in accrued liabilities.

Note 7     Convertible Promissory Notes – (cont’d)

The terms of the convertible promissory notes allow the note holders to elect to convert the principal and accrued interest thereon at any time during the term of the notes into common shares at $0.01 per share.  The conversion features of these notes are without price re-set or cash settlement clauses and therefore have not been bifurcated and recorded as a derivative liability.

At November 30, 2011, $181,300 (August 31, 2011: $181,300) of the non-interest bearing promissory notes are due to an officer of the Company and his spouse.

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

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board (“OTCBB”) under the symbol “WSID”.  For the interim period ended November 30, 2011 we generated no revenues from operations and have experienced losses since inception.

As of the period ended November 30, 2011 the Company has cash on hand of $825, compared to $7,088 as at August 31, 2011.  The Company has disposed of its wine collections during the year ended August 31, 2009 and the Company may need to consider an alternate business model if we are to become profitable. The Company is open to new opportunities and is seeking to broaden its horizons.

At November 30, 2011 the Company estimated that it would require $250,000 to meet its operating needs for the current fiscal year, the Company has not yet satisfied its need for cash. The Company will rely on its President to determine how to raise these funds, bearing in mind the best interests of the Company.

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

To date, the Company has not recognized significant revenue through its operations and had an accumulated deficit of $21,019,884 since inception. We have no assurance that, if needed, future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board (“OTCBB”) under the symbol “WSID”.  We have no revenues from operations, have experienced losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

In the three month period ended November 30, 2011 our net loss was $87,252 compared to $66,764 for the three month period ended November 30, 2010.  This difference was due to an increase in several areas.

Results of Operations - continued

Professional fees, which include accounting and audit fees and legal fees, increased for the period ended November 30, 2011, at $25,000 up from $20,007 in 2010.  Bank charges and interest were higher at $13,592 for 2011; in 2010 bank charges and interest were $8,143.  This increase is a result of compounding interest charges incurred on the prior period’s unpaid management fees settled through the issuance of convertible promissory note and additional unpaid management fees for the current period. Accretion of debt discount on the non-interest bearing convertible promissory notes, increased for the period ended November 30, 2011 to $13,231 from nil in 2010. The increase related to April 1, 2011 issuance of the non-interest bearing convertible promissory notes with a face value of $252,294 and fair value of $219,302 at issuance.

Liquidity and Capital Requirements

As of November 30, 2011, the Company had total assets of $957, and total liabilities of $764,372.As of August 31, 2011, the Company had total assets $7,231 and total liabilities of $683,494 and negative working capital of $676,406.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital. The Company’s current cash is not sufficient to sustain operations in the next 3 months. Estimated cash needed for next 12 months is $250,000.  The cash will be mainly used for general administrative, corporate (legal, accounting and audit), financing and management.

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

As of November 30, 2011, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our secretary and treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our secretary and treasurer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II | OTHER INFORMATION

ITEM 1 | LEGAL PROCEEDINGS

None.

ITEM 1A | RISK FACTORS

There has been no change to the risk factors since the period ended November 30, 2011 as filed with the audited financial statements.

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

Date: January 14, 2012	W. S. INDUSTRIES, INC.

By: /s/ Fraser Campbell
Fraser Campbell
President and Chief Executive Officer