Form 10-Q
period 2012-02-29
W. S. Industries, Inc.
filed 2012-04-13
CIK 1310497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

 February 29, 2012

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

On  February 29, 2012  there  the  market  value  of the  voting  stock  held by non-affiliates of the Registrant was $1,170,780.

Registrant’s revenues for the most recent fiscal year and for the period covered by this report are $0.00.

SEE ACCOMPANYING NOTES

State the number of shares outstanding of each of registrant’s classes of common equity, for the period covered by this report and as at the latest practicable date:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 29, 2012.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	21,088,680

SEE ACCOMPANYING NOTES

ITEM 1 FINANCIAL STATEMENTS

W.S. INDUSTRIES, INC.

(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS

February 29, 2012

(Unaudited)

(Stated in US Dollars)

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
February 29, 2012 and August 31, 2011
(Unaudited)
(Stated in US Dollars)
	February 29, 2012	August 31, 2011
	(Unaudited)
ASSETS
Current
Cash	$10,557	$7,088
Prepaid expenses	3,926	-
	14,483	7,088
Equipment – Note 2	122	143
	$14,605	$7,231

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$199,003	$92,375
Convertible promissory notes payable – Note 7	532,863	521,119
Loans and advances – Note 3 and 5	118,616	70,000

	850,482	683,494

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 4
Common stock, $0.001 par value
150,000,000 Authorized
21,088,680 Issued and outstanding (2011: 21,088,680)	21,089	21,089
Additional paid-in capital	20,229,765	20,229,765
Deficit accumulated during the development stage	(21,092,246)	(20,932,632)
Accumulated other comprehensive income	5,515	5,515

	(835,877)	(676,263)

	$14,605	$7,231

Nature of Operations and Ability to Continue as a Going Concern – Note 1

Commitment – Note 6

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three and six months ended February 29, 2012 and February 28, 2011 and for the period from April 5, 2004 (Date of Inception) to February 29, 2012
(Unaudited)
(Stated in US Dollars)

					April 5, 2004
					(Date of
	Three months ended		Six months ended		Inception) to
	February 29,	February 28,	February 29,	February 28,	February 29,
	2012	2011	2012	2011	2012
Revenue
Storage rental fee	$-	$-	$-	$-	$17,285
Expenses
Administrative services	5,400	5,400	10,800	10,800	81,066
Bad debt expense	-	-	-	-	8,085
Bank charges	307	52	668	166	3,400
Consulting fees	1,344	-	1,344	-	10,222
Courier and postage	-	-	-	-	177
Depreciation	10	14	21	28	2,119
Entertainment	-	-	-	-	2,810
Management fees - Note 5	30,300	30,300	60,600	60,600	503,800
Office and miscellaneous	-	-	-	-	12,918
Professional fees	10,086	10,704	35,086	30,711	259,122
Registration and filing fees	1,404	5,260	5,704	7,961	50,458
Rent	-	-	-	-	17,418
Research and marketing	-	-	-	-	7,500
Telephone	-	-	-	-	3,027
Travel	-	-	-	-	6,154
Wages	-	-	-	(162)	6,139
Loss before other items	(48,851)	(51,730)	(114,223)	(110,266)	(974,415)
Interest income	-	-	-	-	4,327
Interest Expense	(14,571)	(9,495)	(27,803)	(17,784)	(105,821)
Accretion of Debt Discount - Note 7	(8,518)	-	(16,744)	-	(29,891)
Foreign exchange gain (loss)	(422)	(29)	(844)	32	(11,055)
Loss on Extinguishment of Debt - Note-7	-	-	-	-	(19,982,676)
Impairment of investment	-	-	-	-	(10,000)
Net loss for the period	(72,362)	(61,254)	(159,614)	(128,018)	(21,092,246)
Other comprehensive income (loss)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	5,515
Comprehensive loss for the period	$(72,362)	(61,254)	$(159,614)	(128,018)	(21,086,731)
Basic loss per share	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares outstanding	21,088,680	21,088,680	21,088,680	21,088,680

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended February 29, 2012 and February 28 2011 and for the period from April 5, 2004 (Date of Inception) to February 29, 2012
(Unaudited)
(Stated in US Dollars)

			April 5, 2004
	Six months ended		(Date of inception)
	February 29, February 28,		to February 29,
	2012	2011	2012
			(cumulative)
Cash Flows used in Operating Activities
Net loss for the period	$(159,614)	$(128,018)	$(21,092,246)
Items not affecting cash:
Bad debt expense	-	-	8,085
Depreciation	21	28	2,109
Accretion of debt discount	16,744	-	29,891
Loss on extinguishment of debt	-	-	19,982,676
Impairment of investment	-	-	10,000
Changes in non-cash working capital balances:
Prepaid Expenses	(3,926)	-	(3,926)
Accounts receivable	-	-	(8,085)
Accounts payable and accrued liabilities	106,628	103,974	758,158

Net cash used in operating activities	(40,147)	(24,016)	(305,476)

Cash Flows from Financing Activities
Loans and advances	48,616	25,000	145,999
Repayment of Promissory Note Payable	(5,000)	-	(5,000)
Common stock issued	-	-	297,186
Common stock repurchased	-	-	(62,000)

Net cash provided by financing activities	35,764	25,000	376,185

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(4,427)
Acquisition of investments	-	-	(64,903)

Net cash used in investing activities	-	-	(69,330)

Effect of exchange rate changes on cash	-	-	9,178

Net increase (decrease) in cash during the period	(3,469)	984	10,557

Cash, beginning of period	7,088	3,475	-

Cash, end of period	$10,557	$4,459	$10,557
Non-Cash Transactions
Supplemental Information
Interest and taxes paid in cash	$-	$-	$-

SEE ACCOMPANYING NOTES

Continued

				Accumulated	Accumulated
			Additional	During the	Other
			Paid-in	Development	Comprehensive
	Number	Par Value	Capital	Stage	Income	Total

Issued for cash:
Private placement agreements
$-at 0.000049	20,007,680	$20,008	$(19,022)	$-	$-	$986
$- at 0.01	2,000,000	2,000	18,000	-	-	20,000
$- at 0.20	81,000	81	16,119	-	-	16,200
Foreign currency translation adjustment	-	-	-	-	380	380
Net loss for the period	-	-	-	(11,573)	-	(11,573)

Balance, August 31, 2004	22,088,680	22,089	15,097	(11,573)	380	25,993
Foreign currency translation adjustment	-	-	-	-	1,279	1,279
Net loss for the year	-	-	-	(32,276)	-	(32,276)

Balance, August 31, 2005	22,088,680	22,089	15,097	(43,849)	1,659	(5,004)
Issued for cash:
Private placement agreements
$- at 0.20	1,000,000	1,000	199,000	-	-	200,000
Shares repurchased - at $0.20	(2,000,000)	(2,000)	(398,000)`	-	-	(400,000)
Capital contribution	-	-	298,000	-	-	398,000
Foreign currency translation adjustment	-	-	-	-	4,788	4,788
Net loss for the year	-	-	-	(51,090)	-	(51,090)

Balance, August 31, 2006	21,088,680	21,089	214,097	(94,939)	6,447	146,694
Issued for cash:
Private placement agreements
$- at 0.20	300,000	300	59,700	-	-	60,000
Shares repurchased - at $0.20	(300,000)	(300)	(59,700)	-	-	(60,000)
Foreign currency translation adjustment	-	-	-	-	785	785
Net loss for the year	-	-	-	(54,962)	-	(54,962)

Balance, August 31, 2007	21,088,680	21,089	214,097	(149,901)	7,232	92,517
Foreign currency translation adjustment	-	-	-	-	(944)	(944)
Net loss for the year	-	-	-	(128,431)	-	(128,431)

Balance, August 31, 2008	21,088,680	21,089	214,097	(278,332)	6,288	(36,858)

SEE ACCOMPANYING NOTES

Continued

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
			Paid-in	Development	Comprehensive
	Number	Par Value	Capital	Stage	Income	Total

Balance, August 31, 2008	21,088,680	21,089	214,097	(27,332)	6,288	(36,858)
Foreign currency translation adjustment	-	-	-	-	(773)	(773)
Net loss for the year	-	-	-	(296,545)	-	(196,545)

Balance, August 31, 2009	21,088,680	21,089	214,097	(474,877)	5,515	(234,176)
Net loss for the year	-	-	-	(208,999)	-	(208,999)

Balance, August 31, 2010	21,088,680	21,089	214,097	(683,876)	5,515	(443,175)
Extinguishment of debt – Note 7	-	-	20,015,668	-	-	20,015,668
Net loss for the year	-	-	-	(20,248,756)	-	(20,248,756)

Balance, August 31, 2011	21,088,680	21,089	20,229,765	(20,932,632)	5,515	(676,263)
Net loss for the period	-	-	-	(159,614)	-	(159,614)
Balance, February 29, 2012	21,088,680	$21,089	$20,229,765	$(21,092,246)	$5,515	$(835,877)

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2012
(Unaudited)
(Stated in US Dollars)

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2012
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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At February 29, 2012, the Company had an accumulated deficit of $21,092,246 (August 31, 2011: $20,932,632) and has a working capital deficit of $835,999 (August 31, 2011: $676,406) and expects to incur further losses in the development of its business.  Additionally, on April 1, 2012, convertible promissory notes with a face value of $535,594  became due.  The Company is negotiating further terms with the lenders.  These matters cast substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations.  While the Company is broadening its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2012
(Unaudited)
(Stated in US Dollars)

Note 2	Equipment

	November 30, 2012
		Accumulated
	Cost	Depreciation	Net
Computer equipment	$1,940	$1,818	$122

		August 31, 2011
		Accumulated
	Cost	Depreciation	Net
Computer equipment	$1,940	$1,797	$143

Note 3	Loans and Advances

Loans and advances totalling $118,616 (August 31, 2011: $70,000) are unsecured, non-interest bearing and have no specific terms of repayment. (Note 5)

Note 4	Capital Stock

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

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2012
(Unaudited)
(Stated in US Dollars)

Note 4	Capital Stock (Cont’d)

Private Placements (Cont’)

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

Pursuant to a resolution dated June 1, 2008, an officer of the Company who is majority shareholder of the Company is to be paid a monthly management fee of $2,600 per month. The amount may be adjusted from time to time at the discretion of the Board of Directors. During the year ended August 31, 2011, $118,300 which was accrued management fees from previous years was settled through the issuance of a convertible promissory note as described in Note 7.  ,

During the three and six months ended February 29, 2012, the Company incurred management fees of $7,800 and $15,600 respectively (February 28, 2011: $7,800 and $15,600) payable to the director of the Company. As at February 29, 2012, accounts payable included $21,000 (August 31, 2011 - $5,400) in management fees payable to the officer of the Company.

As at February 29, 2012 loans and advances includes an advance of $70,000 (August 31, 2011 - $45,000) from the officer of the Company.

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

As at February 29, 2012, accounts payable included $18,000 (August 31, 2011 - $7,200) in administrative fees payable to the spouse of the officer of the Company. During the three and six months ended February 29, 2012, the Company incurred administrative fees of $5,400 and $10,800 respectively (February 28, 2011: $5,400 and $10,800).

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2012
(Unaudited)
(Stated in US Dollars)

Note 6	Commitment

On March 1, 2008 the Company entered into a Management Agreement whereby the Company is obligated to pay $7,500 per month in return for various management services.  The agreement has no fixed term; however, accrued fees incur interest at a rate of 15% per annum whereby interest is compounded quarterly.

In connection with this agreement the Company has incurred $22,500 and $45,000 during the three and six months ending Feb 29, 2012 (2011 - $22,500 and $45,000) in management fees and accrued interest of $14,571 and $27,803 for the three and six months ending February 29, 2012 (2011 - $9,495 and $17,834). As at February 29, 2012 the balance of unpaid management fees and accrued interest thereon totals $121,966 which is included in Accounts Payable and Accrued Liabilities.

Note 7	Convertible Promissory Notes

	February 29, 2012	August 31, 2011

Convertible promissory note payable, bearing interest at 15% per annum compounded quarterly, due April 1, 2012	$288,670	$288,670
Convertible promissory notes payable with a face value of $252,294 and a fair value of $219,302 at issuance and including accumulated accretion of $29,891 (August 31, 2011 - $13,147), less repayment of $5,000 (August 31, 2011 - $nil), non-interest bearing, due April 1, 2012	244,193	232,449

	$532,863	$521,119

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

W.S. INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2012
(Unaudited)
(Stated in US Dollars)

These notes matured on April 1, 2012 and bore no terms of interest except for the note in the amount of $288,670 which bears interest at the rate of 15% per annum.  The non-interest bearing convertible notes with an aggregate face value of $252,294 were discounted using an estimated market discount

Note 7	Convertible Promissory Notes(Cont’d)

rate of 15% and their fair value was calculated to be $219,302.  The difference of $32,992 will be accreted over the remaining life until maturity using the effective interest rate method. During the period ended February 29, 2012, the Company recorded accretion expense of $16,744 (2010: $Nil) on the non-interest bearing convertible note.  During the period ended February 29, 2012 the Company recorded accrued interest of $27,803 (2010: $Nil) on the interest bearing convertible note in accrued liabilities.

These notes mature on April 1, 2012 and bear no terms of interest except for the note in the amount of $288,670 which bears interest at the rate of 15% per annum.  The non-interest bearing convertible notes with an aggregate face value of $252,294 were discounted using an estimated market discount rate of 15% and their fair value was calculated to be $219,302.  The difference of $32,992 will be accreted over the remaining life until maturity using the effective interest rate method. During the period ended February 29, 2012, the Company recorded accretion expense of $16,744 (2011: $Nil) and repaid $5,000 (2011: $nil) on the non-interest bearing convertible note.  During the period ended February 29, 2012 the Company recorded accrued interest of $27,803 (2010: $Nil) on the interest bearing convertible note in accrued liabilities.

The terms of the convertible promissory notes allow the note holders to elect to convert the principal and accrued interest thereon at any time during the term of the notes into common shares at $0.01 per share.  The conversion features of these notes are without price re-set or cash settlement clauses and therefore have not been bifurcated and recorded as a derivative liability.

At February 29, 2012, $176,300 (August 31, 2011: $181,300) of the non-interest bearing promissory notes are due to an officer of the Company and his spouse.

The convertible promissory notes came due on April 1, 2012.  The Company is currently negotiating to amend the terms of the debt.

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

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board (“OTCBB”) under the symbol “WSID”.  For the interim period ended February 29, 2012 we generated no revenues from operations and have experienced losses since inception.

As of the period ended February 29, 2012 the Company has cash on hand of $10,557 compared to $7,088 as at August 31, 2011.  The Company has disposed of its wine collections during the year ended August 31, 2009 and the Company may need to consider an alternate business model if we are to become profitable. The Company is open to new opportunities and is seeking to broaden its horizons.

At February 29, 2012 the Company estimated that it would require $400,000 to meet its operating needs for the current fiscal year, the Company has not yet satisfied its need for cash. The Company will rely on its President to determine how to raise these funds, bearing in mind the best interests of the Company.

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

To date, the Company has not recognized significant revenue through its operations and had an accumulated deficit of $21,092,246 since inception. We have no assurance that, if needed, future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board (“OTCBB”) under the symbol “WSID”.  We have no revenues from operations, have experienced losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

In the three month period ended February 29, 2012 our net loss was $72,362 compared to $61,254 for the three month period ended February 28, 2011.  This difference was due to an increase in several areas.

Results of Operations - continued

Professional fees, which include accounting and audit fees and legal fees, increased for the six month period ended February 29, 2012, at $35,086 up from $30,711 in 2011.  Interest were higher at $27,803 for 2012; in 2011 bank charges and interest were $17,784.  This increase is a result of compounding interest charges incurred on the prior period’s unpaid management fees settled through the issuance of convertible promissory note and additional unpaid management fees for the current period. Accretion of debt discount on the non-interest bearing convertible promissory notes, increased for the period ended February 29, 2012 to $16,744 from nil in 2011. The increase related to April 1, 2011 issuance of the non-interest bearing convertible promissory notes with a face value of $252,294 and fair value of $219,302 at issuance.

Liquidity and Capital Requirements

As of February 29, 2012, the Company had total assets of $14,605, and total liabilities of $850,482. As of August 31, 2011, the Company had total assets $7,231 and total liabilities of $683,494 and negative working capital of $676,406.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital. The Company’s current cash is not sufficient to sustain operations in the next 3 months. Estimated cash needed for next 12 months is $400,000.  The cash will be mainly used for general administrative, corporate (legal, accounting and audit), financing and management and outstanding liabilites.

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

As of February 29, 2012, the end of the six month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our secretary and treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our secretary and treasurer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II | OTHER INFORMATION

ITEM 1 | LEGAL PROCEEDINGS

None.

ITEM 1A | RISK FACTORS

There has been no change to the risk factors since the year ended November 30, 2011 as filed with the audited financial statements.

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

ITEM 6 | EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter for which this report is filed.  The following exhibits are filed with this report:

31.1 Certification of Chief Executive Officer
31.2 Certification of Chief Financial Officer
32.1 Section 906 Certification - Chief Executive Officer
32.2 Section 906 Certification - Chief Financial Officer

ITEM 7 | SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2012	W. S. INDUSTRIES, INC.

	By:	/s/ Fraser Campbell
Fraser Campbell
President and Chief Executive Officer