Form 10-K
period 2012-08-31
W. S. Industries, Inc.
filed 2012-11-29
CIK 1310497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

August 31, 2012

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

On  August  31,  2012,  the  the  market  value  of the  voting  stock  held by non-affiliates of the Registrant was $1,170,780.

Registrant’s revenues for the most recent fiscal year and for the period covered by this report are $0.00

State the number of shares outstanding of each of registrant’s classes of common equity, for the period covered by this report and as at the latest practicable date:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2012 .

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

COMPANY OVERVIEW

W.S. Industries, Inc. (or “the Company”) was incorporated in the State of Nevada on April 5, 2004, for the purpose of providing consulting services to businesses, and engaging in any other lawful activity. The Company’s principal address is 404-815 Hornby Street, Vancouver, B.C. V6Z 2E6.

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

EMPLOYEES

Our employee at the present time is Treasurer and Secretary and director, James F. Dempsey, who will devote as much time as he determines is necessary to carry out the business of the Company and administrative services provided by Carolyn Davis.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real property at this time, and we conduct our business from one of our officer’s and director’s office located at Suite 404 – 815 Hornby Street, Vancouver, B.C. Canada.

The Company believes that existing office facilities are adequate for its needs through August 2013. Should the Company require additional space at that time, or prior thereto, the Company will attempt to secure space on commercially reasonable terms and without undue operational disruption.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding, nor are we aware of any pending or threatened legal proceeding against us or any officer or director which might be material to an evaluation of our management or have any potentially adverse effect upon the Company.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

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

Quarter Ended	OTC Bulletin Board (U.S. dollars)
	High	Low
November 30, 2010	$0.50	$0.50
February 28, 2011	$0.50	$0.50
May 31, 2011	$0.50	$0.50
August 31, 2011	$0.50	$0.50
November 30, 2011	$0.50	$0.50
February 28, 2012	$0.50	$0.50
May 31, 2012	$0.50	$0.50
August 31, 2012	$0.50	$0.50

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

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board (“OTCBB”) under the symbol “WSID”.  For the year ended August 31, 2012 we generated no revenues from operations and have experienced losses since inception.

As of the year ended August 31, 2012, the Company has bank indebtedness of $43 compared to cash of $7,088 as at August 31, 2011.  The Company has disposed of its wine collections during the year ended August 31, 2009 and the Company may need to consider an alternate business model if we are to become profitable. The Company is open to new opportunities and is seeking to broaden its horizons.

At August 31, 2012, the Company estimated that it would require $600,000 to meet its operating needs for the current fiscal year, the Company has not yet satisfied its need for cash. The Company will rely on its President to determine how to raise these funds, bearing in mind the best interests of the Company.

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

To date, the Company has not recognized significant revenue through its operations and had an accumulated deficit of $21,242,348 compared to $20,927,117 for the year ended August 31, 2011.  We have no assurance that, if needed, future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board (“OTCBB”) under the symbol “WSID”.  We have no revenues from operations, have experienced losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

Total loss during the year ended August 31, 2012 was $315,231 compared to $20,248,756 and this loss in 2011 was more due to debt extinguishment. Professional fees for 2012 were $48,614 versus $59,032 in 2011, an 18% decrease related to that additional accounting analysis was required on the convertible debt issued in 2011. The administrative assistant services costs of $21,600 in 2012 which is consistent with 2011 of $21,600.  Interest on management fees accrued were higher at $61,168 for 2012, in 2011 interest on management fees accrued were $40,469. This increase is a result of interest charges incurred against unpaid management fees owed to a non-related party and compounding effect of interest. Management fees and bonuses amounted to $121,200 for 2012, in which were consistent with 2011. Consulting fee was $5,270 and paid for XBRL filing that was nil in 2011. Accretion of debt discount increased to $19,845 as compared to $13,147. Penalties due to the failure to file Canadian tax returns were $25,652 for the current year and were nil in 2011.

Mr. Campbell is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

Liquidity and Capital Requirements

As of August 31, 2012, the Company had total assets of $105, and total liabilities of $991,599 and a negative working capital of $991,599. As of August 31, 2011, the Company had total assets $7,231 and total liabilities of $683,494 and negative working capital of $676,406.

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

For the year ended August 31, 2012, the Company had an overall decrease in cash of $7,131. There was negative cash flow from operations of $55,720 and the company was unable to pay its expenses and liabilities out of operations as it was already in the negative. To pay expenses arising from normal operations the Company had to borrow money during the year. The Company borrowed a total of $53,589 during the year, which left its financing activities in a positive position. Cash flow from investing activities was nil.

ITEM 7A. DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .

W.S. INDUSTRIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2012 and 2011

(Stated in US Dollars)

11

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,

W. S. Industries, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of W.S. Industries, Inc. (the “Company”) (A Development Stage Company) as of August 31, 2012 and 2011 and the related statements of operations and comprehensive loss, cash flows and stockholders' equity (deficiency) for the years then ended and for the period from April 5, 2004 (Date of Inception) to August 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion these financial statements referred to above present fairly, in all material respects, the financial position of W.S. Industries, Inc. (A Development Stage Company) as of August 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and for the period from April 5, 2004 (Date of Inception) to August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $21,247,863 and expects to incur further losses in the development of its business.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada
November 22, 2012

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

W.S. INDUSTRIES, INC.

(A Development Stage Company)

BALANCE SHEETS

August 31, 2012 and 2011

(Stated in US Dollars)

ASSETS	2012	2011

Current
Cash	$ -	$ 7,088

Equipment – Note 3	105	143

	$ 105	$ 7,231

LIABILITIES

Current
Bank indebtedness	$ 43	$ -
Accounts payable and accrued liabilities – Note 6	332,003	92,375
Convertible promissory notes payable – Note 8	535,964	521,119
Loans and advances – Note 4	123,589	70,000

	991,599	683,494

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 5
Common stock, $0.001 par value
150,000,000 Authorized (2011: 25,000,000)
21,088,680 Issued and outstanding (2011: 21,088,680)	21,089	21,089
Additional paid-in capital	20,229,765	20,229,765
Deficit accumulated during the development stage	(21,247,863)	(20,932,632)
Accumulated other comprehensive income	5,515	5,515

	(991,494)	(676,263)

	$ 105	$ 7,231

Nature of Operations and Ability to Continue as a Going Concern – Note 1

Commitment – Note 7

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the years ended August 31, 2012 and 2011 and

For the period from April 5, 2004 (Date of Inception) to August 31, 2012

(Stated in US Dollars)

			April 5, 2004
			(Date of
	Years ended		Inception) to
	August 31,		August 31,
	2012	2011	2012
			(cumulative)

Revenue	$ -	$ -	$ 17,285

Expenses
Administrative services – Note 6	21,600	21,600	91,866
Bad debt expense	-	-	8,085
Bank charges	1,178	319	3,910
Consulting fees	5,270	-	14,148
Courier and postage	-	-	177
Depreciation	38	52	2,136
Entertainment	-	-	2,810
Management fees and bonus - Note 6	121,200	121,200	564,400
Office and miscellaneous	-	54	12,918
Penalties	25,652	-	25,652
Professional fees	48,614	59,032	272,650
Registration and filing fees	9,902	10,130	54,656
Rent	-	-	17,418
Research and marketing	-	-	7,500
Telephone	-	-	3,027
Travel	-	-	6,154
Wages	-	-	6,139

Loss before other items	(233,454)	(212,387)	(1,076,361)

Interest income	-	-	4,327
Interest expense	(61,168)	(40,469)	(139,188)
Accretion of debt discount – Note 8	(19,845)	(13,147)	(32,992)
Foreign exchange loss	(764)	(77)	(10,973)
Loss on extinguishment of debt – Note 8	-	(19,982,676)	(19,982,676)
Impairment of investment	-	-	(10,000)

Net loss for the period	(315,231)	(20,248,756)	(21,247,863)

Other comprehensive income:
Foreign currency translation adjustment	-	-	5,515

Comprehensive loss for the period	$ (315,231)	$ (20,248,756)	$ (21,242,348)

Basic and diluted loss per share	$ (0.01)	$ (0.96)

Weighted average number of shares outstanding	21,088,680	21,088,680

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended August 31, 2012 and 2011 and

for the period from April 5, 2004 (Date of Inception) to August 31, 2012

(Stated in US Dollars)

			April 5, 2004
			(Date of
	Years ended		Inception) to
	August 31,		August 31,
	2012	2011	2012
			(cumulative)
Cash Flows used in Operating Activities
Net loss for the period	$ (315,231)	$ (20,248,756)	$ (21,247,863)
Items not affecting cash:
Bad debt expense	-	-	8,085
Depreciation	38	52	2,136
Accretion of debt discount	19,845	13,147	32,992
Loss on extinguishment of debt	-	19,982,676	19,982,676
Impairment of investment	-	-	10,000
Changes in non-cash working capital balances:
Accounts receivable	-	-	(8,085)
Accounts payable and accrued liabilities	239,628	186,494	899,010

Net cash (used in) operating activities	(55,720)	(66,387)	(321,049)

Cash Flows from Financing Activities
Loans and advances	53,589	70,000	150,972
Repayment of promissory note payable	(5,000)	-	(5,000)
Common stock issued	-	-	297,186
Common stock repurchased	-	-	(62,000)

Net cash provided by financing activities	48,589	70,000	381,158

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(4,427)
Acquisition of investments	-	-	(64,903)

Net cash used in investing activities	-	-	(69,330)

Effect of exchange rate changes on cash	-	-	9,178

Net increase (decrease) in cash during the period	(7,131)	3,613	(43)

Cash, beginning of period	7,088	3,475	-

Cash (bank indebtedness), end of period	$ (43)	$ 7,088	$ (43)

Non-Cash Transactions – Note 10
Supplemental Information
Interest and taxes paid in cash	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
			Paid-in	Development	Comprehensive
	Number	Par Value	Capital	Stage	Income	Total

Issued for cash:
Private placement agreements
-at $0.000049	20,007,680	$ 20,008	$ (19,022)	$ -	$ -	$ 986
- at $0.01	2,000,000	2,000	18,000	-	-	20,000
- at $0.20	81,000	81	16,119	-	-	16,200
Foreign currency translation adjustment	-	-	-	-	380	380
Net loss for the period	-	-	-	(11,573)	-	(11,573)

Balance, August 31, 2004	22,088,680	22,089	15,097	(11,573)	380	25,993
Foreign currency translation adjustment	-	-	-	-	1,279	1,279
Net loss for the year	-	-	-	(32,276)	-	(32,276)

Balance, August 31, 2005	22,088,680	22,089	15,097	(43,849)	1,659	(5,004)
Issued for cash:
Private placement agreements
- at $0.20	1,000,000	1,000	199,000	-	-	200,000
Shares repurchased - at $0.20	(2,000,000)	(2,000)	(398,000)	-	-	(400,000)
Capital contribution	-	-	398,000	-	-	398,000
Foreign currency translation adjustment	-	-	-	-	4,788	4,788
Net loss for the year	-	-	-	(51,090)	-	(51,090)

Balance, August 31, 2006	21,088,680	21,089	214,097	(94,939)	6,447	146,694
Issued for cash:
Private placement agreements
- at $0.20	300,000	300	59,700	-	-	60,000
Shares repurchased - at $0.20	(300,000)	(300)	(59,700)	-	-	(60,000)
Foreign currency translation adjustment	‘ -	-	-	-	785	785
Net loss for the year	-	-	-	(54,962)	-	(54,962)

Balance, August 31, 2007	21,088,680	21,089	214,097	(149,901)	7,232	92,517
Foreign currency translation adjustment	-	-	-	-	(944)	(944)
Net loss for the year	-	-	-	(128,431)	-	(128,431)

Balance, August 31, 2008	21,088,680	21,089	214,097	(278,332)	6,288	(36,858)

.../cont’d

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period April 5, 2004 (Date of Inception) to August 31, 2012

(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
			Paid-in	Development	Comprehensive
	Number	Par Value	Capital	Stage	Income	Total

Balance, August 31, 2008	21,088,680	21,089	214,097	(278,332)	6,288	(36,858)
Foreign currency translation adjustment	-	-	-	-	(773)	(773)
Net loss for the year	-	-	-	(196,545)	-	(196,545)

Balance, August 31, 2009	21,088,680	21,089	214,097	(474,877)	5,515	(234,176)
Net loss for the year	-	-	-	(208,999)	-	(208,999)

Balance, August 31, 2010	21,088,680	21,089	214,097	(683,876)	5,515	(443,175)
Extinguishment of debt – Note 8	-	-	20,015,668	-	-	20,015,668
Net loss for the year	-	-	-	(20,248,756)	-	(20,248,756)

Balance, August 31, 2011	21,088,680	$21,089	$20,229,765	$(20,932,632)	$5,515	$(676,263)
Net loss for the year	-	-	-	(315,231)	-	(315,231)
Balance, August 31, 2012	21,088,680	21,089	20,229,765	(21,247,863)	5,515	(991,494)

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2012

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At August 31, 2012, the Company had an accumulated deficit of $21,247,863 (August 31, 2011: $20,932,632) and has a working capital deficit of $991,599 (August 31, 2011: $676,406) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations.  While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

Note 2

Significant Accounting Polices

The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

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

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2012

(Stated in US Dollars)

Note 2

Significant Accounting Polices – (cont’d)

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Accounting for Income Taxes”.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company has adopted the provisions of ASC 740 which prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return.

Basic and Diluted Loss per Share

The Company reports basic loss per share in accordance with ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net loss position at the calculation date.  At August 31, 2012 and 2011, the Company had no outstanding common stock equivalents.

Comprehensive Loss

The Company has adopted ASC 220-10 “Reporting Comprehensive Income”.  Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

Research and Marketing Costs

Research and marketing costs are expensed as incurred.

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2012

(Stated in US Dollars)

Note 2

Significant Accounting Polices – (cont’d)

Financial Instruments (cont’d)

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Please refer to the table below for the fair values of our financial instruments.

Fair Value of Financial Instruments:

	August 31, 2012		August 31, 2011
Assets	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels
Cash	-	-	7,088	7,008	1

Liabilities
Bank indebtedness	43	43	-	-	1
Convertible promissory notes payable	535,965	535,964	521,119	521,119	2
Loans and advances	123,589	123,589	70,000	70,000	2

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2012

(Stated in US Dollars)

Note 2

Significant Accounting Polices – (cont’d)

Financial Instruments (cont’d)

The Company’s long-term debt is based on Level 2 inputs in the ASC 820 fair value hierarchy. Based on the borrowing rates currently available to the Company for loans with similar term. As the convertible promissory notes payable and loans and advances are due on demand or past their maturity, their fair values would approximate their carrying amounts.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended August 31, 2012 and 2011.

Accounting Standards Not Yet Effective

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

In December 2011, the FASB issued Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011—5 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of this update on the consolidated financial statements.

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2012

(Stated in US Dollars)

Note 3

Equipment

August 31, 2012
Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 1,940	$ 1,835	$ 105

August 31, 2011
Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 1,940	$ 1,797	$ 143

Note 4

Loans and Advances

Loans and advances totaling $123,589 (August 31, 2011: $70,000) are unsecured, non-interest bearing and have no specific terms of repayment.

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2012

(Stated in US Dollars)

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

August 31, 2012

(Stated in US Dollars)

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

During the year ended August 31, 2012, the company incurred management fees of $31,200 (2011: $31,200) payable to the director of the company. As at August 31, 2012, accounts payable included $36,600 (August 31, 2011 - $5,400) in management fees payable to the Director and officer of the company.

As at August 31, 2012, loans and advances includes an advance of $70,110 (August 31, 2011 $ - $45,000) from a director and officer of the Company.

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

During the year ended August 31, 2012, the Company also incurred administrative fees of $21,600 (2011- $21,600) payable to the wife of an officer of the Company. As at August 31, 2012, accounts payable included $28,800 in administrative services payable to the wife of an officer of the Company.

Note 7

Commitment

On March 1, 2008 the Company entered into a Management Agreement whereby the Company is obligated to pay $7,500 per month in return for various management services.  The agreement has no fixed term; however, accrued fees incur interest at a rate of 15% per annum whereby interest is compounded quarterly. During the year ended August 31, 2012 in connection with this agreement the Company has incurred $90,000 (2011 - $90,000) in management fees and accrued $61,168 (2011 - $40,469) in interest during the year.

During the year ended August 31, 2011 a portion of the balance of unpaid management fees and accrued interest $288,670 was settled by issuing a convertible promissory note as described in Note 8.

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2012

(Stated in US Dollars)

Note 8

Convertible Promissory Notes

	August 31, 2012	August 31, 2011

Convertible promissory note payable, bearing interest at 15% per annum compounded quarterly, came due April 1, 2012	$ 288,670	$ 288,670
Convertible promissory notes payable with a face value of $252,294 and a fair value of $219,302 at issuance and including accumulated accretion of $32,992 (August 31, 2011 - $13,147), less repayment of $5,000 (August 31, 2011 - $nil), non-interest bearing, came due April 1, 2012	247,294	232,449

	$ 535,964	$ 521,119

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

These notes matured on April 1, 2012 and bore no terms of interest except for the note in the amount of $288,670 which bears interest at the rate of 15% per annum.  The non-interest bearing convertible notes with an aggregate face value of $252,294 were discounted using an estimated market discount rate of 15% and their fair value was calculated to be $219,302.  The difference of $32,992 was accreted over the life to maturity using the effective interest rate method. During the year ended August 31, 2012, the Company recorded accretion expense of $19,845 (2011: $13,147) on the non-interest bearing convertible note.  During the year ended August 31, 2012, the Company recorded accrued interest of $61,168 (2011: $18,960) on the interest bearing convertible note in accrued liabilities.

The terms of the convertible promissory notes allow the note holders to elect to convert the principal and accrued interest thereon at any time during the term of the notes into common shares at $0.01 per share.  The conversion features of these notes are without price re-set or cash settlement clauses and therefore have not been bifurcated and recorded as a derivative liability.

At August 31, 2012, $176,300 (August 31, 2011: $181,300) of the non-interest bearing promissory notes are due to an officer of the Company and his spouse.

The convertible promissory notes came due on April 1, 2012.  The Company is currently negotiating to amend the terms of the debt.

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2012

(Stated in US Dollars)

Note 9

Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	2012	2011
Deferred tax assets
Net operating losses carry forward	$ 377,000	$ 298,000
Less: valuation allowance	(377,000)	(298,000)
Deferred tax assets	$ -	$ -

Statutory rate applied to loss before income taxes	$ (107,000)	$ (6,885,000)
Loss on extinguishment of debt	-	6,819,000
Permanent differences	28,000	-
Change in valuation allowance	79,000	66,000
Income tax expense	$ -	$ -

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.  As management of the Company does not currently believe that it is more likely-than-not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both August 31, 2012 and 2011.

At August 31, 2012, the Company has incurred accumulated net operating losses totaling approximately $1,111,000 (2011 - $877,000) which are available to reduce taxable income in future taxation years.

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2012

(Stated in US Dollars)

Note 9

Income Taxes – (cont’d)

These losses expire as follows:

Year of Expiry	Amount

2024	$11,000
2025	31,000
2026	36,000
2027	53,000
2028	43,000
2029	91,000
2030	42,000
2031	570,000
2032	234,000
$1,111,000

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

All of the Company’s tax returns are subject to tax examinations until respective statute of limitation.  The Company currently has no tax years under examination.  The Company’s tax filings are delinquent for all tax years since inception and are subject to audit by taxing authorities in jurisdictions where it conducts business.  These audits may result in significant assessments of additional taxes, penalties and interest that are subsequently resolved with the authorities or potentially through the courts.  During the year ended August 31, 2012, the Company has accrued and expensed $25,652 (2011 - $nil) in penalties and interest to delinquent tax returns. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be significantly different than the amounts recorded in the financial statements.

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2012

(Stated in US Dollars)

Note 9

Income Taxes – (cont’d)

Based on the management’s assessment of ASC 740-10, it was concluded that the adoption of ASC 740-10, as of September 1, 2007, had no significant impact on the Company’s results of operations or financial position, and required no adjustment to the opening balance sheet accounts.  The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of August 31, 2012.  As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Note 10

Non-cash Transactions

Transactions that do not involve cash are excluded from the statement of cash flows.

During the year ended August 31, 2011, the Company settled accounts payable and accrued liabilities of $512,265 and loans and advances payable of $28,699 totaled $540,964 by the issuance of promissory notes payable.

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

(b)  Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended August 31, 2012 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

As of August 31, 2012, our executive officers and directors, their age and positions are set forth below:

Name

      Age         Position

Fraser Campbell          53

       President, Chief Executive Officer,

Chief Financial Officer. and Director

James F. Dempsey      59         Secretary, Treasurer, and Director

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

For the past decade, James F.  Dempsey has worked in the Vancouver residential real estate market where he specializes in meeting the needs of Seniors. Prior to his real estate career, Jack spent many years as a professional helicopter pilot. Jack's community service work includes serving on the board of the Vancouver Abbeyfield Society.

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

BOARD MEETINGS AND COMMITTEES

The Board of Directors held a total of two meetings during the period from inception through August 31, 2012. No director attended fewer than 75% of all meetings of the Board of Directors during this period. The Company has no committees.

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception August 31, 2012, for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
Names Executive Officer & Principal Position		Annual Compensation			Awards	Payouts	Securities	Long Term Compensation
	Year Ended	Salary	Bonus	Other Annual Compensation	Under SARS	Restricted Shares or Restricted Options	Other Shares or LTIP
		(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
James F. Dempsey Treasury & Secretary	2012	31,200	0	0	0	0	0	0
	2011	31,200	0	0	0	0	0	0

Fraser Campbell President & CFO	2012	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0

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

During the year ended August 31, 2012, the company incurred management fees of $31,200 (2011: $31,200) payable to the James F. Dempsey who is Treasury and director of the company. As at August 31, 2012, accounts payable included $36,600 (August 31, 2011 $5,400) in management fees payable to the Jack Dempsey who is Treasurey and Director and officer of the company.

As at August 31, 2012, loans and advances includes an advance of $70,110 (August 31, 2011 $ - $45,000) from a James F. Dempsey as director and officer and Treasury of the Company.

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

During the year ended August 31, 2012, the Company also incurred administrative fees of $21,600 (2011- $21,600) payable to the wife of an officer of the Company. As at August 31, 2012, accounts payable included $28,800 in administrative services payable to the wife of an officer of the Company.

On April 1, 2011, the Company agreed with related parties to settle $181,300 in amounts owed in respect of accrued management for James F. Dempsey $118,300 and administrative fees for Carolyn Davis $63,000 in exchange for convertible promissory notes in the same amount.  The Company accounted for the transaction as an extinguishment of debt new promissory notes issued at their fair value. The fair value of the notes was determined with reference to the quoted market price of the Company’s shares multiplied by the number of common shares of the Company that would be issued upon conversion of the notes.  These convertible promissory notes became due on April 01, 2012 but company could not pay due to lack of funds and still negotiating with related parties.

These notes matured on April 1, 2012 and company is still negotiating with related parties.

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

2011 and 2012

$49,126 and $43,990 BDO Canada LLP

(2)

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011 and 2012

 $nil

BDO Canada LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011 and 2012

$6,879 and $nil

BDO Canada LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011 and 2012

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

The following documents are included herein:

Exhibit No.

Document Description

31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

99.1

Letter from British Columbia Securities Commission, dated September 26, 2007.

101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

101.INS

XBRL Instance Document

101.SCH

XBRL Taxonomy Extension Schema Document

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document

101.LAB

XBRL Taxonomy Extension Label Linkbase Document

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document

Reports on Form 8-K:  No reports were on filed on Form 8K during the period ended August 31, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   November 29, 2012

W. S. INDUSTRIES, INC.

By: /s/ Jack Dempsey

_______________________

Jack Dempsey

President and Chief Executive Officer