Form 10-Q
period 2012-11-30
W. S. Industries, Inc.
filed 2013-01-14
CIK 1310497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

November 30, 2012

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

On  November 30, 2012  there  the  market  value  of the  voting  stock  held by non-affiliates of the Registrant was $1,170,780.

Registrant’s revenues for the most recent fiscal year and for the period covered by this report are $0.00

State the number of shares outstanding of each of registrant’s classes of common equity, for the period covered by this report and as at the latest practicable date:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 30, 2012.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	21,088,680

ITEM 1 FINANCIAL STATEMENTS

W.S. INDUSTRIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

November 30, 2012

(Unaudited)

(Stated in US Dollars)

W.S. INDUSTRIES, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

November 30, 2012 and August 31, 2012

 (Stated in US Dollars)

ASSETS	November 30, 2012	August 31, 2012
	(Unaudited)
Current
Cash	$ 47	$ -

Equipment – Note 2	97	105

	$ 144	$ 105

LIABILITIES

Current
Bank indebtedness	$ -	$ 43
Accounts payable and accrued liabilities – Note 5	384,500	332,003
Convertible promissory notes payable – Note 7	535,964	535,964
Loans and advances – Note 3	146,498	123,589

	1,066,962	991,599

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 4
Common stock, $0.001 par value
150,000,000 Authorized (2012: 150,000,000)
21,088,680 Issued and outstanding (2012: 21,088,680)	21,089	21,089
Additional paid-in capital	20,229,765	20,229,765
Deficit accumulated during the development stage	(21,323,186)	(21,247,863)
Accumulated other comprehensive income	5,515	5,515

	(1,066,817)	(991,494)

	$ 144	$ 105

Nature of Operations and Ability to Continue as a Going Concern – Note 1

Commitment – Note 6

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three months ended November 30, 2012 and 2011 and

For the period from April 5, 2004 (Date of Inception) to November 30, 2012

(Unaudited)

(Stated in US Dollars)

			April 5, 2004
			(Date of
	Three months ended		Inception) to
	November 30,		November 30,
	2012	2011	2012
			(cumulative)

Revenue	$ -	$ -	$ 17,285

Expenses
Administrative services – Note 5	5,400	5,400	97,266
Bad debt expense	-	-	8,085
Bank charges	380	361	4,290
Consulting fees	-	-	14,148
Courier and postage	-	-	177
Depreciation	8	11	2,144
Entertainment	-	-	2,810
Management fees - Note 5	30,300	30,300	594,700
Office and miscellaneous	-	-	12,918
Penalties	-		25,652
Professional fees	15,083	25,000	287,733
Registration and filing fees	5,083	4,300	59,739
Rent	-	-	17,418
Research and marketing	-	-	7,500
Telephone	-	-	3,027
Travel	-	-	6,154
Wages	-	-	6,139

Loss before other items	(56,254)	(65,372)	(1,132,615)

Interest income	-	-	4,327
Interest expense	(18,900)	(13,231)	(158,088)
Accretion of debt discount – Note 7	-	(8,226)	(32,992)
Foreign exchange loss	(169)	(423)	(11,142)
Loss on extinguishment of debt	-	-	(19,982,676)
Impairment of investment	-	-	(10,000)

Net loss for the period	(75,323)	(87,252)	(21,323,186)
Other comprehensive income:
Foreign currency translation adjustment	-	-	5,515

Comprehensive loss for the period	$ (75,323)	$ (87,252)	$(21,317,671)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	21,088,680	21,088,680

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the three months ended November 30, 2012 and 2011 and

for the period from April 5, 2004 (Date of Inception) to November 30, 2012

(Unaudited)

(Stated in US Dollars)

			April 5, 2004
			(Date of inception)
	Three months ended		to November 30,
	November 30,		2012
	2012	2011	(cumulative)

Cash Flows used in Operating Activities
Net loss for the period	$ (75,323)	$ (87,252)	$ (21,323,186)
Items not affecting cash:
Bad debt expense	-	-	8,085
Depreciation	8	11	2,144
Accretion of debt discount	-	8,226	32,992
Loss on extinguishment of debt	-	-	19,982,676
Impairment of investment	-	-	10,000
Changes in non-cash working capital balances:
Accounts receivable	-	-	(8,085)
Accounts payable and accrued liabilities	52,497	58,997	951,507

Net cash used in operating activities	(22,818)	(20,018)	(343,867)

Cash Flows from Financing Activities
Loans and advances	22,908	13,755	173,880
Repayment of promissory Notes Payable	-	-	(5,000)
Common stock issued	-	-	297,186
Common stock repurchased	-	-	(62,000)

Net cash provided by financing activities	22,908	13,755	404,066

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(4,427)
Acquisition of investments	-	-	(64,903)

Net cash used in investing activities	-	-	(69,330)

Effect of exchange rate changes on cash	-	-	9,178

Net increase (decrease) in cash during the period	90	(6,263)	47

Cash (bank indebtedness), beginning of period	(43)	7,088	-

Cash, end of period	$ 47	$ 825	$ 47

Non-Cash Transactions
Supplemental Information
Interest and taxes paid in cash	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period April 5, 2004 (Date of Inception) to November 30, 2012

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

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period April 5, 2004 (Date of Inception) to November 30, 2012

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
			Paid-in	Development	Comprehensive
	Number	Par Value	Capital	Stage	Income	Total

Balance, August 31, 2008	21,088,680	21,089	214,097	(278,332)	6,288	(36,858)
Foreign currency translation adjustment	-	-	-	-	(773)	(773)
Net loss for the year	-	-	-	(196,545)	-	(196,545)

Balance, August 31, 2009	21,088,680	21,089	214,097	(474,877)	5,515	(234,176)
Net loss for the year	-	-	-	(208,999)	-	(208,999)

Balance, August 31, 2010	21,088,680	21,089	214,097	(683,876)	5,515	(443,175)
Extinguishment of debt – Note 7	-	-	20,015,668	-	-	20,015,668
Net loss for the year	-	-	-	(20,248,756)	-	(20,248,756)

Balance, August 31, 2011	21,088,680	21,089	20,229,765	(20,932,632)	5,515	(676,263)
Net loss for the year	-	-	-	(315,231)	-	(315,231)
Balance, August 31, 2012	21,088,680	$ 21,089	$ 20,229,765	$ (21,247,863)	$ 5,515	$ (991,494)
Net loss for the period	-	-	-	(75,323)	-	(75,323)
Balance, November 30, 2012	21,088,680	$ 21,089	$ 20,229,765	$ (21,323,186)	$ 5,515	$ (1,066,817)

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2012

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At November 30, 2012, the Company had an accumulated deficit of $21,323,186 (August 31, 2012: $21,247,863) and has a working capital deficit of $1,066,915 (August 31, 2012: $991,599) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations.  While the Company is broadening its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.  It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended August 31, 2012.  The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on August 31, 2012.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2012

(Unaudited)

(Stated in US Dollars)

Note 2

Equipment

November 30, 2012
Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 1,940	$ 1,843	$ 97

Accumulated
	Cost	Depreciation	Net

August 31, 2012

Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 1,940	$ 1,835	$ 105

Note 3

Loans and Advances

Loans and advances totalling $146,497 (August 31, 2012: $123,589) are unsecured, non-interest bearing and have no specific terms of repayment.

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

November 30, 2012

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

During three months ended November 30, 2012, the company incurred management fees of $7,800 (2011: $7,800) payable to the director who is also president of the company. As at November 30, 2012, accounts payable included $44,400 (August 31, 2012 - $36,600) in management fees payable to the Director and officer of the company.

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2012

(Unaudited)

(Stated in US Dollars)

Note 5

Related Party Transactions – (cont’d)

As at November 30, 2012, loans and advances includes an advance of $70,110 (August 31, 2012 - $70,110) from the officer of the Company.

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

During three months ended November 30, 2012, the Company also incurred administrative fees of $5,400 (2012- $5,400) payable to the wife of an officer of the Company. As at November 30, 2012, accounts payable included $34,200 in administrative services payable to the wife of an officer of the Company.

Note 6

Commitment

On March 1, 2008 the Company entered into a Management Agreement whereby the Company is obligated to pay $7,500 per month in return for various management services.  The agreement has no fixed term; however, accrued fees incur interest at a rate of 15% per annum whereby interest is compounded quarterly.  In connection with this agreement the Company has incurred $22,500 during the quarter ended November 30, 2012 (2011 - $22,500) in management fees and accrued interest $18,900 (2011 - $13,231) in interest during the period.

During the year ended August 31, 2011 a portion of the balance of unpaid management fees and accrued interest $288,670 was settled by issuing a convertible promissory note as described in Note 7.

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2012

(Unaudited)

(Stated in US Dollars)

Note 7

Convertible Promissory Notes

	November 30, 2012	August 31, 2012
Convertible promissory note payable, bearing interest at 15% per annum compounded quarterly, came due April 1, 2012	$ 288,670	$ 288,670
Convertible promissory notes payable with a face value of $252,294 and a fair value of $219,302 at issuance and including accumulated accretion of $32,992 (August 31, 2012 - $32,992), non-interest bearing, came due April 1, 2012	247,294	247,294
	$ 535,964	$ 535,964

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

These notes matured on April 1, 2012 and bore no terms of interest except for the note in the amount of $288,670 which bears interest at the rate of 15% per annum.  The non-interest bearing convertible notes with an aggregate face value of $252,294 were discounted using an estimated market discount rate of 15% and their fair value was calculated to be $219,302.  The difference of $32,992 was accreted over the life to maturity using the effective interest rate method. During the year ended August 31, 2012, the Company recorded accretion expense of $19,845 (2011: $13,147) on the non-interest bearing convertible note.  During the year ended August 31, 2012, the Company recorded accrued interest of $61,168 (2011: $18,960) on the interest bearing convertible note in accrued liabilities. During the period ended November 30, 2012 the Company recorded accrued interest of $18,900 (2011: $13,231) on the interest bearing convertible note in accrued liabilities.

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2012

(Unaudited)

(Stated in US Dollars)

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

At November 30, 2012, $176,300 (November 30, 2011: $181,300) of the non-interest bearing promissory notes are due to an officer of the Company and his spouse.

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

As of the period ended November 30, 2012 the Company has cash on hand of $47, compared to bank overdraft of $43 as at August 31, 2012.  The Company has disposed of its wine collections during the year ended August 31, 2009 and the Company may need to consider an alternate business model if we are to become profitable. The Company is open to new opportunities and is seeking to broaden its horizons.

At November 30, 2012 the Company estimated that it would require $400,000 to meet its operating needs for the current fiscal year, the Company has not yet satisfied its need for cash. The Company will rely on its President to determine how to raise these funds, bearing in mind the best interests of the Company.

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

To date, the Company has not recognized significant revenue through its operations and had an accumulated deficit of $21,323,186 since inception. We have no assurance that, if needed, future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board (“OTCBB”) under the symbol “WSID”.  We have no revenues from operations, have experienced losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

In the three month period ended November 30, 2012 our net loss was $75,323 compared to $87,252 for the three month period ended November 30, 2011.  The decrease in net loss was a result in an decrease of audit fees of $10,000.

Results of Operations - continued

Professional fees, which include accounting and audit fees and legal fees, decreased for the period ended November 30, 2011, at $15,083 up from $25,000 in 2011.  Bank charges and interest were higher at $18,900 for 2012; in 2011 bank charges and interest were $13,231.  This increase is a result of compounding interest charges incurred on the prior period’s unpaid management fees settled through the issuance of convertible promissory note and additional unpaid management fees for the current period.

Liquidity and Capital Requirements

As of November 30, 2012, the Company had total assets of $144, and total liabilities of $1,066,962 and negative working capital of $1,066,915. As of August 31, 2012, the Company had total assets $105 and total liabilities of $991,599 and negative working capital of $991,599.

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

As of November 30, 2012, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our secretary and treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our secretary and treasurer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II | OTHER INFORMATION

ITEM 1 | LEGAL PROCEEDINGS

None.

ITEM 1A | RISK FACTORS

There has been no change to the risk factors since the period ended November 30, 2012 as filed with the audited financial statements.

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

ITEM 6 | EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter for which this report is filed.  The following exhibits are filed with this report:

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Section 906 Certification

32.2 Section 906 Certification

101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Cash Flows, (iv) Statements of  Stockholders Equity/Deficiency and (v) the Notes to the Financial Statements.

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

Date:  January 9, 2013

W. S. INDUSTRIES, INC.

By: /s/ Jack Dempsey

_______________________

Jack Dempsey

President and Chief Executive Officer