Form 10-Q
period 2013-02-28
W. S. Industries, Inc.
filed 2013-04-16
CIK 1310497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

February 28, 2013

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

On  February 28, 2013  there  the  market  value  of the  voting  stock  held by non-affiliates of the Registrant was $1,170,780.

Registrant’s revenues for the most recent fiscal year and for the period covered by this report are $0.00

State the number of shares outstanding of each of registrant’s classes of common equity, for the period covered by this report and as at the latest practicable date:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 28, 2013

Title of each class	Number of shares
Common Stock, par value $0.001 per share	21,088,680

ITEM 1 FINANCIAL STATEMENTS

W.S. INDUSTRIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

(Stated in US Dollars)

W.S. INDUSTRIES, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

February 28, 2013 and August 31, 2012

 (Stated in US Dollars)

ASSETS	February 28, 2013	August 31, 2012
	(Unaudited)
Current
Cash	$ -	$ -

Equipment – Note 3	90	105

	$ 90	$ 105

LIABILITIES

Current
Bank indebtedness	$ 56	$ 43
Accounts payable and accrued liabilities – Note 6	445,986	332,003
Convertible promissory notes payable – Note 8	535,964	535,964
Loans and advances – Note 4	153,103	123,589

	1,135,109	991,599

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 5
Common stock, $0.001 par value
150,000,000 Authorized (2012: 25,000,000)
21,088,680 Issued and outstanding (2012: 21,088,680)	21,089	21,089
Additional paid-in capital	20,229,765	20,229,765
Deficit accumulated during the development stage	(21,391,388)	(21,247,863)
Accumulated other comprehensive income	5,515	5,515

	(1,135,019)	(991,494)

	$ 90	$ 105

Nature of Operations and Ability to Continue as a Going Concern – Note 1

Commitment – Note 7

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three and six months ended February 28, 2013 and February 29, 2012 and for the period from April 5, 2004 (Date of Inception) to February 28, 2013

(Unaudited)

(Stated in US Dollars)

					April 5, 2004
					(Date of
	Three months ended		Six months ended		Inception) to
	February 28,	February 29,	February 28,	February 29,	February 28,
	2013	2012	2013	2012	2013
Revenue
Storage rental fee	$ -	$ -	$ -	$ -	$ 17,285
Expenses
Administrative services	5,400	5,400	10,800	10,800	102,666
Bad debt expense	-	-	-	-	8,085
Bank charges and interest	141	307	521	668	4,431
Consulting fees	1,512	1,344	1,512	1,344	15,660
Courier and postage	-	-	-	-	177
Depreciation	7	10	15	21	2,151
Entertainment	-	-	-	-	2,810
Management fees and bonus - Note 5	30,300	30,300	60,600	60,600	625,000
Office and miscellaneous	-	-	-	-	12,918
Professional fees	8,811	10,086	23,893	35,086	296,543
Penalties	-	-	-	-	25,652
Registration and filing fees	1,450	1,404	6,533	5,704	61,189
Rent	-	-	-	-	17,418
Research and marketing	-	-	-	-	7,500
Telephone	-	-	-	-	3,027
Travel	-	-	-	-	6,154
Wages	-	- - -	-	-	6,139
Loss before other items	(47,621)	(48,851)	(103,874)	(114,223)	(1,197,520)
Interest income	-	-	-	-	4,327
Interest Expense	(20,453)	(14,571)	(39,353)	(27,803)	(178,541)
Accretion of Debt Discount-Note 8	-	(8,518)	-	(16,744)	(32,992)
Foreign exchange loss	(128)	(422)	(298)	(844)	(11,271)
Loss on Extinguishment of Debt Note-7	-	-	-	-	(19,982,676)
Impairment of investment	- -	- - - - - -	-	- -	(10,000)
Net loss for the period	(68,202)	(72,362)	(143,525)	(159,614)	(21,391,388)
Other comprehensive income
Foreign currency translation	-	-	-	-	5,515
Comprehensive loss for the period	$ (68,202)	$ (72,362)	$ (143,525)	$ (159,614)	(21,385,873)
Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares outstanding	21,088,680	21,088,680	21,088,680	21,088,680

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the six months ended February 28, 2013 and February 29, 2012 and for the period from April 5, 2004 (Date of Inception) to February 28, 2013

 (Unaudited)

(Stated in US Dollars)

			April 5, 2004
			(Date of inception)
	Six months ended		to February 28,
	Februrary 28,		2013
	2013	2012	(cumulative)
Cash Flows used in Operating Activities
Net loss for the period	$ (143,525)	$ (159,614)	$ (21,391,388)
Items not affecting cash:
Bad debt expense	-	-	8,085
Depreciation	15	21	2,151
Accretion of debt discount	-	16,744	32,992
Loss on extinguishment of debt	-	-	19,982,676
Impairment of investment	-	-	10,000
Changes in non-cash working capital: balances:
Prepaid Expenses	-	3,926	-
Accounts receivable	-	-	(8,085)
Accounts payable and accrued liabilities	113,983	106,628	1,012,993

Net cash used in operating activities	(29,527)	(40,147)	(350,576)

Cash Flows from Financing Activities
Loans and advances	29,514	48,616	180,486
Repayment of promissory Notes Payable	-	(5,000)	(5,000)
Common stock issued	-	-	297,186
Common stock repurchased	-	-	(62,000)

Net cash provided by financing activities	29,514	35,674	410,672

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(4,427)
Acquisition of investments	-	-	(64,903)

Net cash used in investing activities	-	-	(69,330)

Effect of exchange rate changes on cash	-	-	9,178

Net decrease in cash during the period	(13)	(3,469)	(56)

Cash, beginning of period	(43)	7,088	-

Cash, end of period	$ (56)	$ 10,577	$ (56)

Non-Cash Transactions
Supplemental Information
Interest and taxes paid in cash	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period April 5, 2004 (Date of Inception) to February 28, 2013

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

Continued

W.S. INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period April 5, 2004 (Date of Inception) to February 28, 2013

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
			Paid-in	Development	Comprehensive
	Number	Par Value	Capital	Stage	Income	Total

Balance, August 31, 2008	21,088,680	21,089	214,097	(278,332)	6,288	(36,858)
Foreign currency translation adjustment	-	-	-	-	(773)	(773)
Net loss for the year	-	-	-	(196,545)	-	(196,545)

Balance, August 31, 2009	21,088,680	21,089	214,097	(474,877)	5,515	(234,176)
Net loss for the year	-	-	-	(208,999)	-	(208,999)

Balance, August 31, 2010	21,088,680	21,089	214,097	(683,876)	5,515	(443,175)
Extinguishment of debt – Note 7	-	-	20,015,668	-	-	20,015,668
Net loss for the year	-	-	-	(20,248,756)	-	(20,248,756)

Balance, August 31, 2011	21,088,680	21,089	20,229,765	(20,932,632)	5,515	(676,263)
Net loss for the year	-	-	-	(315,231)	-	(315,231)
Balance, August 31, 2012	21,088,680	$ 21,089	$ 20,229,765	$ (21,247,863)	$ 5,515	$ (991,494)
Net loss for the period	-	-	-	(143,525)	-	(143,525)
Balance, February 28, 2013	21,088,680	$ 21,089	$ 20,229,765	$ (21,391,388)	$ 5,515	$ (1,135,019)

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

February 28, 2013

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At February 28, 2013, the Company had an accumulated deficit of $21,391,388 (August 31, 2012: $21,247,863) and has a working capital deficit of $1,135,019 (August 31, 2012: $991,599) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations.  While the Company is broadening its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.  It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended August 31, 2012.  The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on August 31, 2013.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

(Stated in US Dollars)

Note 2

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Other Comprehensive Income (Topic 220)”. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This accounting standard update is effective prospectively for annual and interim periods beginning after December 15, 2012. The Company is evaluating the effect this accounting standard update will have on its consolidated financial statements.

On June 1, 2012, the Company adopted the FASB ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This ASU is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. The adoption of this ASU did not have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows as the company’s financial instruments’ carrying values approximate fair value due to their short term nature.

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

(Stated in US Dollars)

Note 3

Equipment

February 28, 2013
Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 1,940	$ 1,850	$ 90

Accumulated
	Cost	Depreciation	Net

August 31, 2012

Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 1,940	$ 1,835	$ 105

Note 4

Loans and Advances

Loans and advances totalling $153,103 (August 31, 2012: $123,589) are unsecured, non-interest bearing and have no specific terms of repayment.

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

February 28, 2013

(Unaudited)

(Stated in US Dollars)

Note 5

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

During three and six months ended February 28, 2013, the Company incurred management fees of $7,800 and $15,600 (February 29, 2012: $7,800 and $15,600) payable to the director who is also president of the company. As at February 28, 2013, accounts payable included $52,200 (August 31, 2012 - $36,600) in management fees payable to the Director and officer of the Company.

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

(Stated in US Dollars)

Note 6

Related Party Transactions – (cont’d)

As at February 28, 2013, loans and advances includes an advance of $70,110 (August 31, 2012 - $70,110) from the officer of the Company.

During the three and six months ended February 28, 2013, the Company incurred administrative fees of $5,400 and $10,800 (February 29, 2012: $5,400 and $10,800) payable to the wife of an officer of the Company. As at February 28, 2013, accounts payable included $39,600 in administrative services payable to the wife of an officer of the Company.

Note 7

Commitment

On March 1, 2008 the Company entered into a Management Agreement whereby the Company is obligated to pay $7,500 per month in return for various management services.  The agreement has no fixed term; however, accrued fees incur interest at a rate of 15% per annum whereby interest is compounded quarterly.  In connection with this agreement the Company has incurred $22,500 and $45,000 during the three and six months ended February 28, 2013 (February 29, 2012: $22,500 and $45,000) in management fees and accrued interest $20,453 and $39,353 during the three and six months ended February 28, 2013 (2012 - $14,571 and $27,803). As at February 28, 2013 the balance of unpaid management fee and accrued interest thereon totals $284,684 which is included in Accounts Payable.

During the year ended August 31, 2011 a portion of the balance of unpaid management fees and accrued interest $288,670 was settled by issuing a convertible promissory note as described in Note 8.

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

(Stated in US Dollars)

Note 8

Convertible Promissory Notes

	February 28, 2013	August 31, 2012
Convertible promissory note payable, bearing interest at 15% per annum compounded quarterly, came due April 1, 2012	$ 288,670	$ 288,670
Convertible promissory notes payable with a face value of $252,294 and a fair value of $219,302 at issuance and including accumulated accretion of $32,992 (August 31, 2012 - $32,992), non-interest bearing, came due April 1, 2012	247,294	247,294
	$ 535,964	$ 535,964

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

These notes matured on April 1, 2012 and bore no terms of interest except for the note in the amount of $288,670 which bears interest at the rate of 15% per annum.  The non-interest bearing convertible notes with an aggregate face value of $252,294 were discounted using an estimated market discount rate of 15% and their fair value was calculated to be $219,302.  The difference of $32,992 was accreted over the life to maturity using the effective interest rate method. During the year ended August 31, 2012, the Company recorded accrued interest of $61,168 (2011: $18,960) on the interest bearing convertible note in accrued liabilities.  During the 3 months and 6 months period ended February 28, 2013, the Company recorded accrued interest of $20,453 and $39,353 (2012:$14,571 and $27,803) on the interest bearing convertible note in accrued liabilities.

W.S. INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

(Stated in US Dollars)

Note 8

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

At February 28, 2013, $176,300 (February 29, 2012: $176,300) of the non-interest bearing promissory notes are due to an officer of the Company and his spouse.

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

As of the period ended February 28, 2013 the Company had bank overdraft of $56, compared to bank overdraft of $43 as at August 31, 2012.  The Company has disposed of its wine collections during the year ended August 31, 2009 and the Company may need to consider an alternate business model if we are to become profitable. The Company is open to new opportunities and is seeking to broaden its horizons.

At February 28, 2013 the Company estimated that it would require $1,250,000 to meet its operating needs for the current fiscal year, the Company has not yet satisfied its need for cash. The Company will rely on its President to determine how to raise these funds, bearing in mind the best interests of the Company.

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

To date, the Company has not recognized significant revenue through its operations and had an accumulated deficit of $21,387,258 since inception. We have no assurance that, if needed, future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board (“OTCBB”) under the symbol “WSID”.  We have no revenues from operations, have experienced losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

In the three month period ended February 28, 2013 our net loss was $68,202 compared to $72,362 for the three month period ended February 29, 2012. In the six month period ended February 28, 2013, our net loss was $143,525 compared to $159,614 for the six month period ended February 29, 2012

Results of Operations - continued

Professional fees, which include accounting and audit fees and legal fees, decreased for the period ended February 29, 2013, at $4,682 down from $10,086 in 2012 due to non-activity in the Company.  Interest was higher at $20,453 for 2013; in 2012 interest was $14,571.  This increase is a result of compounding interest charges incurred on the prior period’s unpaid management fees settled through the issuance of convertible promissory note and additional unpaid management fees for the current period.

Liquidity and Capital Requirements

As of February 28, 2013, the Company had total assets of $90, and total liabilities of $1,130,980 and negative working capital of $1,130,980. As of August 31, 2012, the Company had total assets $105 and total liabilities of $991,599 and negative working capital of $991,599.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital. The Company’s current cash is not sufficient to sustain operations in the next 3 months. Estimated cash needed for next 12 months is $1,350,000.  The cash will be mainly used for general administrative, corporate (legal, accounting and audit), financing and management.

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

ITEM 3 | QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of February 28, 2013, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our secretary and treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our secretary and treasurer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II | OTHER INFORMATION

ITEM 1 | LEGAL PROCEEDINGS

None.

ITEM 1A | RISK FACTORS

There has been no change to the risk factors since the period ended November 30, 2012 as filed with the audited financial statements.

ITEM 2 | UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 | DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 | MINE SAFETY DISCLOSURE

None

ITEM 5 | OTHER INFORMATION

None

ITEM 6 | EXHIBITS

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

Date:  April 15, 2013

W. S. INDUSTRIES, INC.

By: /s/ Jack Dempsey

_______________________

Jack Dempsey

President and Chief Executive Officer