Form 10-Q/A
period 2013-02-28
W. S. Industries, Inc.
filed 2013-04-16
CIK 1310497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

 (Unaudited)

(Stated in US Dollars)

			April 5, 2004
			(Date of inception)
	Six months ended		to February 28,
	Februrary 28,		2013
	2013	2012	(cumulative)
Cash Flows used in Operating Activities
Net loss for the period	$ (143,525)	$ (159,614)	$ (21,391,388)
Items not affecting cash:
Bad debt expense	-	-	8,085
Depreciation	15	21	2,151
Accretion of debt discount	-	16,744	32,992
Loss on extinguishment of debt	-	-	19,982,676
Impairment of investment	-	-	10,000
Changes in non-cash working capital: balances:
Prepaid Expenses	-	3,926	-
Accounts receivable	-	-	(8,085)
Accounts payable and accrued liabilities	113,983	106,628	1,012,993

Net cash used in operating activities	(29,527)	(40,147)	(350,576)

Cash Flows from Financing Activities
Loans and advances	29,514	48,616	180,486
Repayment of promissory Notes Payable	-	(5,000)	(5,000)
Common stock issued	-	-	297,186
Common stock repurchased	-	-	(62,000)

Net cash provided by financing activities	29,514	43,616	410,672

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(4,427)
Acquisition of investments	-	-	(64,903)

Net cash used in investing activities	-	-	(69,330)

Effect of exchange rate changes on cash	-	-	9,178

Net decrease in cash during the period	(13)	3,469	(56)

Cash, beginning of period	(43)	7,088	-

Cash, end of period	$ (56)	$ 10,577	$ (56)

Non-Cash Transactions
Supplemental Information
Interest and taxes paid in cash	$ -	$ -	$ -

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