Form 10-Q
period 2013-06-30
SILVER STREAM MINING CORP.
filed 2013-08-19
CIK 1310497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 000-52752

SILVER STREAM MINING CORP..
(Exact name of registrant as specified in its charter)

Nevada	98-0439650
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 1120, 470 Granville Street

Vancouver, British Columbia

V6C 1V5 Canada

 (Address of principal executive offices)

(604) 713-8010
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐       Accelerated filer ☐     Non-accelerated filer ☐
Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑   No ☐

As of August 16, 2013, the registrant’s outstanding common stock consisted of 36,131,680 shares.

TABLE OF CONTENTS

PART I

– FINANCIAL INFORMATION

3

ITEM 1.

FINANCIAL STATEMENTS.

3

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

13

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

17

ITEM 4.

CONTROL AND PROCEDURES.

17

PART II – OTHER INFORMATION

18

ITEM 1.

LEGAL PROCEEDINGS.

18

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES.

20

ITEM 3.

 DEFAULTS UPON SENIOR SECURITIES.

18

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

19

ITEM 5.

OTHER INFORMATION.

19

ITEM 6.

EXHIBITS.

19

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)

Consolidated Financial Statements

For the period ended June 30, 2013 and 2012

(U.S. Dollars)

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheets

	June 30, 2013	March 31, 2013
	(unaudited)
ASSETS

Current assets
Cash	$ 9,397	$ 188,607
Prepaid expenses	3,623	2,462
Taxes receivable, net	262,895	264,807
	275,915	455,876

Non-current assets
Unproved mineral properties	957,980	957,980
	$ 1,233,895	$ 1,413,856

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Trade payables	$ 237,455	$ 119,471
Accrued liabilities	39,806	48,782
Interest payable	174,237	363,721
Loans	1,207,917	2,726,912
	1,659,415	3,258,886

Stockholders’ deficit
Common stock: $0.001 par value, 150,000,000 authorized shares, 36,131,000 issued and outstanding
(March 31, 2013 – 12,563,702)	36,131	1,095,536
Obligation to issue shares	291	166,165
Additional paid-in capital	2,520,100	150,372
Deficit accumulated during the exploration stage	(3,022,140)	(3,293,571)
Cumulative translation adjustment	40,098	36,468
	(425,520)	(1,845,030)
	$ 1,233,895	$ 1,413,856

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

			From August 16,
	3 months ended June 30,		2006 (Inception) to
	2013	2012	June 30, 2013
Expenses

Consulting fees	$ 51,343	$ -	$ 91,110
Depreciation	87	-	87
Filing fees	4,735	-	50,794
Investor relations	-	20,000	3,803
Management fees	12,527	7,500	208,028
Mineral exploration costs	115,423	6,100	1,696,435
Office and miscellaneous	5,971	3,345	198,308
Professional fees	14,676	-	472,738
Stock-based compensation	-	-	154,334
Travel and promotion	13,424	3,519	59,073

Loss before other items	(218,186)	(40,464)	(2,934,710)
Other items
Foreign exchange loss realized	(7,806)	-	(7,622)
Gain on debt settlement	1,176,328	-	1,176,328
Interest expense	(88,460)	-	(631,758)
Mineral property impairment	-	-	(33,933)

Net income (loss)	$ 861,876	$ (40,464)	$ (2,431,695)

Earnings (loss) per share – basic and diluted	$ 0.02	$ (0.00)

Weighted average number of shares outstanding	36,131,000	12,940,367

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)

(An Exploration Stage Company)

Consolidated Statements of Equity

(Unaudited)

	Common Stock
			Additional	Obligation			Cumulative
	Number of		Paid-in	to issue	Subscriptions	Accumulated	Translation
	Shares	Amount	Capital	Shares	Receivable	Deficit	Adjustment	Total
	#	$	$	$	$	$	$	$
Balance at August 16, 2006 (Inception)	-	-	-	-	-	-	-	-
Common stock issued for cash	9,372,500	558,157	-	-	-	-	-	558,157
Stock-based compensation	-	-	150,372	-	-	-	-	150,372
Subscriptions receivable	-	-	-	-	(275,569)	-	-	(275,569)
Net loss for the year	-	-	-	-	-	(296,251)	-	(296,251)
Translation adjustment	-	-	-	-	-	-	11,881	11,881
Balance at March 31, 2007	9,372,500	558,157	150,372	-	(275,569)	(296,251)	11,881	(148,590)
Subscriptions receivable	-	-	-	-	78,988	-	-	78,988
Obligation to issue shares	-	-	-	50,340	-	-	-	50,340
Net loss for the year	-	-	-	-	-	(207,264)	-	(207,264)
Translation adjustment	-	-	-	-	-	-	25,577	25,577
Balance at March 31, 2008	9,372,500	558,157	150,372	50,340	(196,581)	(503,515)	37,458	96,231
Common stock issued for cash	1,605,400	390,754	-	-	-	-	-	390,754
Subscriptions receivable	-	-	-	-	196,581	-	-	196,581
Shares issued	-	-	-	(50,340)	-	-	-	(50,340)
Net loss for the year	-	-	-	-	-	(470,751)	-	(470,751)
Translation adjustment	-	-	-	-	-	-	(42,709)	(42,709)
Balance at March 31, 2009	10,977,900	948,911	150,372	-	-	(974,266)	(5,251)	119,766
Common stock issued for cash	1,200,000	111,169	-	-	-	-	-	111,169
Common stock issued-loan arrangements	70,400	6,577	-	-	-	-	-	6,577
Net loss for the year	-	-	-	-	-	(211,221)	-	(211,221)
Translation adjustment	-	-	-	-	-	-	20,680	20,680
Balance at March 31, 2010	12,248,300	1,066,657	150,372	-	-	(1,185,487)	15,429	46,971
Common stock issued-loan arrangements	272,066	24,674	-	-	-	-	-	24,674
Net loss for the year	-	-	-	-	-	(342,281)	-	(342,281)
Translation adjustment	-	-	-	-	-	-	(13,045)	(13,045)
Balance at March 31, 2011	12,520,366	1,091,331	150,372	-	-	(1,527,768)	2,384	(283,681)
Common stock issued- loan arrangements	43,336	4,205	-	-	-	-	-	4,205
Obligation to issue shares	-	-	-	30,906	-	-	-	30,906
Net loss for the year	-	-	-	-	-	(453,888)	-	(453,888)
Translation adjustment	-	-	-	-	-	-	16,971	16,971
Balance at March 31, 2012	12,563,702	1,095,536	150,372	30,906	-	(1,981,656)	19,355	(685,487)
Obligation to issue shares	-	-	-	135,259	-	-	-	135,259
Net loss for the year	-	-	-	-	-	(1,311,915)	-	(1,311,915)
Translation adjustment	-	-	-	-	-	-	(17,133)	(17,133)
Balance at March 31, 2013	12,563,702	1,095,536	150,372	166,165	-	(3,293,571)	36,468	(1,845,030)
Conversion of loans	6,338,423	602,974	29,620	-	-	-	-	632,594
Bonus shares issued	1,720,004	1,636	164,238	(165,874)	-			-
Share exchange and recapitalization:								-
Debt conversion	5,000,000	5,000	563,002	-	-	-	-	568,002
Shares cancelled of WSI	(17,957,680)	(17,958)	17,958	-	-	-	-	-
Shares issued to former shareholders of Rio Plata	28,000,000	28,000	397,624	-	-	-	-	425,624
Recapitalization adjustment	466,551	(1,679,057)	687,563	-	-	(590,445)	-	(1,581,939)
Forgiveness of related party debt	-	-	509,723	-	-	-	-	509,723
Net income for the period	-	-	-	-	-	861,876	-	861,876
Translation adjustment	-	-	-	-	-	-	3,630	3,630
Balance at June 30, 2013	36,131,000	36,131	2,520,100	291	-	(3,022,140)	40,098	(425,520)

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			From August 16,
	Three months ended June 30,		2006 (Inception)
	2013	2012	to March 31, 2013

Cash flows used in operating activities:
Net income (loss)	$ 861,876	$ (40,464)	$ (2,431,695)

Items not affecting cash:
Accretion of loans	88,460	-	199,979
Stock-based compensation	-	-	154,334
Accrued interest	-	-	391,864
Gain on debt conversion	(1,176,328)	-	(1,176,328)

Changes in working capital:
Accounts receivable	1,912	6,272	(262,083)
Increase in prepaid expenses	(1,161)	(24,121)	(3,644)
Increase (decrease) in accrued liabilities	(8,976)	-	40,165
Increase in trade payables	117,984	(62,167)	234,948
Net cash used in operating activities	(116,233)	(120,480)	(2,852,460)

Cash flows used in investing activities:
Mineral property acquisition	-	(98,250)	(957,980)
Net cash used in investing activities	-	(98,250)	(957,980)

Cash flows provided by financing activities:
Issuance of common stock	-	-	1,095,536
Short term loans	-	210,000	2,765,782
Net cash provided by financing activities	-	210,000	3,861,318

Effects of foreign currency translation	(62,977)	-	(41,481)

Decrease in cash	(179,210)	(8,730)	9,397

Cash, beginning of period	188,607	79,725	-

Cash, end of period	$ 9,397	$ 70,995	$ 9,397

Interest paid in cash	$ -	$ -
Income taxes paid in cash	$ -	$ -

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013

NOTE 1 – BASIS OF PRESENTATION

Silver Stream Mining Corp. (the “Company”) entered into an Agreement (the “Agreement”) with a wholly owned US subsidiary of the Company incorporated in the State of Nevada; Rio Plata Exploration Corp. (“Rio Plata”), a private corporation incorporated under the laws of British Columbia, Canada; and certain holders of the Company’s convertible promissory notes (the “Debt Holders”) on May 14, 2013 (Note 5).

Rio Plata is in the exploration stage and has an option to purchase 100% of the Metates property, an unproved mineral property, in the State of Sinaloa, Mexico.

Pursuant to the Agreement, the Company agreed to acquire all of the issued and outstanding shares of common stock of Rio Plata by issuing 28,000,000 shares of its common stock and, as a result, the former shareholders of Rio Plata control approximately 77% of the issued and outstanding common shares of the Company. The acquisition is a recapitalization and therefore has been accounted for using the acquisition method with Rio Plata as the accounting acquirer (legal subsidiary) and continuing entity for accounting and financial reporting purposes, and the Company as the legal parent (accounting subsidiary) (Note 5). These financial statements include the operations of Rio Plata for the three months ended June 30, 2013 together with the operations of the Company from May 14, 2013 to June 30, 2013.

Effective with the Acquisition, the Debt Holders of the Company consented to the conversion of $535,964 of convertible notes into 5,000,000 shares of the Company. The fair value of assets acquired and liabilities assumed by Rio Plata are as follows:

Cash	$ 67
Equipment	87
Accounts payable and accrued liabilities	(446,543)
Loans and advances payable	(144,056)
$ (590,445)

In conjunction with the Agreement, at the effective time of the reverse merger on May 14, 2013, the Company changed its year end from August 31 to March 31 which was the year end of Rio Plata.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles of the United States of America (“GAAP”), which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business.  The Company is in the exploration stage and not generated operating revenues to date.  The Company has funded its operations through the issuance of common stock and debt.  Management plans to raise additional funds through equity and/or debt financings.  There is no certainty that further funding will be available as needed.  The Company is also delinquent on the repayment of certain short term loans. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to the carrying values of unproven mineral properties, determination of fair values of stock based transactions and deferred income tax rates.

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  The liability accretes until the Company settles the obligation.  To date the Company has not incurred any measurable asset retirement obligations.

Long Lived Assets

The carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, trade payables, and loans approximates their carrying value due to their short-term nature.

Foreign Currency Translation and Transactions

The functional currency of the Company is the Canadian dollar. The Company translates assets and liabilities to Canadian dollars using year-end exchange rates, translates unproved mineral properties and equity accounts using historical exchange rates, and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from the translation of the Mexican subsidiaries financial statements are recorded to profit and loss.

The reporting currency is the US Dollar. Assets and liabilities denominated in currencies other than the US Dollar are translated to the US Dollar equivalent using the year end exchange rate. Stockholders equity accounts are translated to US Dollars using the historical exchange rates. Revenues and expenses are translated using average exchange rates during the period. Exchange gains and losses arising from the translation to the reporting currency are recorded within the cumulative translation adjustment account.

Loss per Share

The Company presents both basic and diluted loss per share (“LPS”) on the face of the statements of operations. Basic LPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the year. Diluted LPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted LPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes

Income taxes are determined using the liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that date of enactment.  In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company accounts for uncertainty in income taxes by applying a two-step method. First, it evaluates whether a tax position has met a more likely than not recognition threshold, and second, it measures that tax position to determine the amount of benefit, if any, to be recognized in the financial statements. The application of this method did not have a material effect on the Company's financial statements.

Mineral Properties

Realization of the Company's investment in and expenditures on mineral properties is dependent upon the establishment of legal ownership, the attainment of successful production from the properties or from the proceeds of their disposal.

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristics of many mineral properties. To the best of its knowledge the Company believes all of its unproved mineral interests are in good standing and that it has title to all of these mineral interests.

The Company classifies its mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs. Long-lived assets are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property.

Recently Adopted Accounting Guidance

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 3 – UNPROVED MINERAL PROPERTIES

	June 30, 2013	March 31, 2012

Unproved mineral properties, beginning of period	$ 957,980	$ 495,236
Acquisition – option payments	-	462,744
Unproved mineral properties, end of period	$ 957,980	$ 957,980

On June 9, 2008, the Company entered into an Option Agreement (the “Option Agreement”) providing the right to acquire up to a 100% interest in mineral claims located in Mazatlan, Sinaloa, Mexico. The Option Agreement was renegotiated and amended on August 27, 2010 following the transfer of the underlying title to the claims to a third party, and amended again on April 24, 2013. Under the terms of the amended Option Agreement, covering the Metates Project claim group and any new claims within an agreed upon area of interest, the Company has an option to purchase 100% interest in mining concessions by making payments under the amended Option Agreement as follows (plus applicable Value Added Taxes):

$ 750,000	(paid).
$ 450,000	Due July 15, 2013 (not paid).
$ 2,000,000	Due July 15, 2014.

The $450,000 due July 15, 2013 has not been made and the Option Agreement is in default until formally extended in writing by the parties to September 15, 2013. If the agreement is not formally extended, upon receipt of notice of default from the vendor, the payment terms revert to the following:

$ 450,000	Due July 15, 2013 (not paid).
$ 600,000	Due January 15, 2014.
$ 650,000	Due July 15, 2014
$ 750,000	Due January 15, 2015
$ 2,000,000	Due January 15, 2016

Under the Option Agreement, the Company shall pay a royalty of 0.5% calculated on the Net Smelter Returns (“NSR”) as long as the option is exercised by January 15, 2014. If the option is not exercised by that date, the royalty shall be 0.33% calculated on the NSR on the minerals extracted on the concessions.

NOTE 4 – SHORT-TERM LOANS PAYABLE

Loans payable accrue interest at 15% per annum, calculated semi-annually, are unsecured and are repayable at the maturity date as noted in the table below:

Details of the loan balance outstanding:

	Maturity Date	June 30, 2013	March 31, 2012

	In default (i)	556,894	1,251,502
	04/30/14	627,858	1,388,286
	Due on demand	49,232	-
Unamortized equity consideration		(26,064)	(87,124)
Balance		$ 1,207,917	$ 2,726,912

(i)

At June 30, 2013 these loans had matured, are in default and are due on demand.

NOTE 4 – SHORT-TERM LOANS PAYABLE (continued)

As additional consideration, bonus common shares are to be issued to the lenders. Management estimated the fair value of the shares based on inputs such as the most recent share subscriptions

During the 3 months ended June 30, 2013, and prior to the recapitalization, the Company issued 1,720,004 bonus shares owing under its loan agreements to various debt holders. The fair value of the bonus shares issued was estimated to be $165,874.

During the 3 months ended June 30, 2013, and prior to the recapitalization, various debt holders converted loans in the principal amount of $1,591,192 plus interest to 6,338,423 common shares. The fair value of the shares issued was estimated to be $602,974. Accordingly, a gain on the conversion of the debt of $1,176,328 has been recorded.  $46,704 of the loans converted were due to a director of the Company. The gain on the settlement of the related party debt of $29,620 has been recorded in additional paid in capital.

As at June 30, 2013, the Company owed $49,232 (2013 - $49,232) to a director of the Company. The loan does not bear any interest, is unsecured and is due on demand.

NOTE 5 – COMMON STOCK

Authorized: 150,000,000 $0.001 par value.

Issued and outstanding 36,131,000

In accordance with the Agreement, the Debt Holders converted $568,002 of convertible notes into 5,000,000 shares of the Company in effecting the RTO, the accounting acquirer (Rio Plata) is the continuing entity. Accordingly, the capital accounts of the Company were eliminated, except where par value requirements were be maintained for share capital.

Effective with the Agreement, the Company also issued 28,000,000 shares of common stock to the Rio Plata shareholders to acquire 20,622,129 (100%) of the issued and outstanding shares of common stock of Rio Plata.

NOTE 6 – RELATED PARTY DISCLOSURES

As at June 30, 2013, $27,563 (March 31, 2013 - $777) due to directors of the Company were included in trade payables. Rent of $3,000 (March 31, 2013 - $3,000) and management fees of $7,500 (March 31, 2013 -  $7,500) was paid to companies owned by a director of the Company.

During the 3 months ended June 30, 2013, the Company forgave related party advances of $509,723. The gain on the settlement of the related party debt has been recorded in additional paid in capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Information

The statements in this quarterly report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our business plans and availability of financing for our business.

You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the United States Securities and Exchange Commission (“SEC”). We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

Presentation of Information

W. S. Industries, Inc. (“WS Industries”) entered into an Agreement and Plan of Merger dated April 22, 2013 (the “Merger Agreement”) by and among WS Industries, W.S. Merger Corp., a Nevada company and a wholly owned subsidiary of WS Industries (“Merger Sub”), Rio Plata Exploration Corporation, a company organized pursuant to the laws of the Province of British Columbia, Canada (the “Rio Plata”), and certain holders (the “WS Debt Holders”) of debt of WS Industries (the “WS Debt”), pursuant to which, at the effective time of the merger on May 14, 2013, the WS Debt Holders sold their WS Debt to certain purchasers, who converted such debt into an aggregate of 5,000,000 shares of WS Industries, and Merger Sub was merged with and into Rio Plata (the “Merger”). Merger Sub remained as the surviving entity in the Merger and succeeded to all of the assets, liabilities and operations of the Rio Plata and Rio Plata effectively became a wholly owned operating subsidiary of WS Industries. Shareholders of Rio Plata exchanged their shares of Rio Plata for an aggregate of 28,000,000 shares of WS Industries under the Merger, including holders of short-term debt of Rio Plata that converted their debt into shares of Rio Plata prior to the effective time of the Merger. See our Current Report on Form 8-K filed May 15, 2013, as amended by Form 8-K/A filed July 15, 2013, with the SEC for more information regarding the Merger.

The Merger constitutes a change in control of WS Industries and, accordingly, is accounted for as a “reverse merger” with Rio Plata treated as the acquiring entity and operating company for accounting purposes. Subsequent to the Merger, on July 26, 2013, Merger Sub was merged with and into WS Industries, with WS Industries as the surviving entity, and the name of the Corporation was changed to “Silver Stream Mining Corp.” Finra approval of the name change was received on August 8, 2013.

The following discussion and analysis includes the results of Rio Plata for the three months ended June 30, 2013 and the results of Silver Stream Mining Corp. from the date of the Merger on May 14, 2013 to June 30, 2013. All financial information in this quarterly report is presented in

U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and notes thereto included in this quarterly report.

As used herein, the words the “Corporation,” “we,” “us,” and “our” refer to the current Nevada corporation operating the business acquired from Rio Plata.

Overview

We are engaged in the business of mineral exploration in Mexico.  Our primary property is the Metates property located approximately 110 kilometers NW of the city of Mazatlan, Municipality of Mazatlan, in the State of Sinaloa, Mexico, which is referred to as the property. The property is in the exploration stage and is currently without a known body of commercial ore.

The property is located 107 kilometres north east of the City of Mazatlan, in the Municipality of Mazatlan and State of Sinaloa, Mexico, at an elevation of 1,180 metres above sea level. The claims are roughly centered near the old Metates Town mine camp, north of the Presidio River.

The property currently contains separate blocks of mine claims of 15,789 hectares in total.  We originally increased the property suite held by the vendor, Mr. Manuel De Jesus Hernandez Tovar, in 2010. The original lots were secured by contract by us in addition to the application lots that were properties either under application at the time of the agreement or secured shortly thereafter by a qualified Mexican land surveyor. The application numbers have now been replaced with registered concession numbers. The property concessions, applications, mine and mill have all been included in the acquisition process under the following formula starting in 2008:

Over a 49 month period, all of the above noted assets (100%) were to be transferred to us through a series of staged payments totaling $6,100,000 USD.  On May 9, 2013, we and the optionor entered into a Letter of Intent pursuant to which we can acquire a full interest in the property concessions and assets upon the payment of US$450,000 on July 15, 2013 and a further US$2,000,000 on January 15, 2014. Mr. Tovar will also receive an NSR of 1/3 of one percent of any future production. The date of the first payment has been extended from July 15, 2013 to September 15, 2013 by verbal agreement between the parties. If the payment is not made, upon receipt of notice of default from the vendor, the payment terms revert to their original terms.

During the first 12 months, the vendor had full authority and right to run the mill but the company controlled where the mill feed is taken from. The feed came from waste dumps, underground or from exploration workings on the property.  During this 12-month period, the company was also to receive a 20 percent net profit from mill operations.

After the initial 12-month period, the company gained the right to fully control the mill operations. Once the final payment is made for the full property suite, the company gains full ownership of all items listed in the agreement including the mine and mill. The company also reserved the right to abandon the project at any time prior to full payment with the loss of any payments or improvement costs made to that date. Under the Letter of Intent of May 9, 2013, the company has also been granted full control of the mill facility for the purpose of small scale production.  The control of the mill is not conditional to the completion of the buyout option.

The old mine workings provide the foundation materials for understanding the regional geological structure hosting the main vein system. Over 100 years of mine development on the slopes above Metates has resulted in a complex hand excavation of 6 levels rising 230 metres over a 650-metre strike. The main workings are focused on winning silver rich rock with gold credits from a single near vertical vein system. The vendor of the property had operated a small crushing, milling and concentration plant at the site until 2012. Production was occurring from utilization of waste dump materials and easily reached stopes in levels 2 and 4.

Based on exploration developments in 2010 to present, the company decided to greatly increase the property suite by staking additional ground to the north, east, west and south of the ground held under the preceding contractual arrangements. The additional lands are fully held by the company and are not subject to the confines of the agreement. The original optioned Metates Property including the former Metates mine totaled 942ha of concessions. The new staking added additional applications totaling 5 056ha. The newest staked applications total an additional 9 791ha. Since optioning the original Metates Property, Rio Plata has increased its total land package from 942ha to 15 789ha. This additional acquisition represents an increase of 2.63 times the size of the company’s previous position. This action has now secured additional prospective ground that encompasses all of the known and suspected historical mining sites within the region on available land.

The current exploration thrust is to determine the geological associations and possible metalliferous enrichment from a collapsed crater structure located roughly 4 kilometres south of the main mine. Additional vein traces have been located over a 2 square kilometer area south of the mine and preliminary field examination indicates that the magmatic engine (heat source) for all of the known veins may be from the crater area. However, what appears to be a significant EW shear zone crosses the strike lines of the known vein systems to the north. This intersecting structure could present additional concentration effects. At the present time, there is no further data to report on this postulation apart from the discovery of mine works along the shear zone.

From the preliminary work done on the property suite the company has undertaken recommendations to increase the property boundaries. This will allow for a seamless exploration area in which drill holes can be spotted and linear vein structures can be followed. The company believes that there is a strong possibility of additional significant sections of mineralized rock in close proximity and well distal to the current mine site.

In summary, our geologist recommends that the initial drilling be undertaken in proximity to the mine to better define the nature of the system. Once the dynamics of emplacement are better understood, the drilling can then be moved out to the possible truncating shear zone to the north and south to the lower mineralized volcanic sequences near El Nacimiento. A much more comprehensive 3D modeling program will be required in the future to better articulate the grade, structural and geochemical associations required to expand the mine model.

See our Current Report on Form 8-K filed May 15, 2013, as amended by Form 8-K/A filed July 15, 2013, with the SEC for more information regarding our business.

Our plan of operations for the next 12 months is to continue to explore our Metates Property. We anticipate we will require approximately $1 million to carry out our plans over the next 12 months. As at June 30, 2013, we had cash of $9,397 and a working capital deficit of $1,383,499 and will require significant financing to pursue our exploration plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months ended June 30, 2013 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well as our Current Report on Form 8-K filed May 15, 2013, as amended by Form 8-K/A filed July 15, 2013, with the SEC.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

We have earned no revenues and have sustained operational losses since our inception on August 16, 2006 to June 30, 2013. As of June 30, 2013, we had an accumulated deficit of $3,022,140. We anticipate that we will not earn any revenues during the current fiscal year as we are an exploration stage company. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

Our total expenses increased to $218,186 for the three months ended June 30, 2013 from $40,464 for the three months ended June 30, 2012 mainly due to an increase in exploration activity and expenses related to our property.  During the three months ended June 30, 2013, we spent $115,423 on the exploration and evaluation of the Metates Property, compared to $6,100 during the three months ended June 30, 2012. See . our Current Report on Form 8-K/A filed July 15, 2013 with the SEC for information relating to our property, including exploration activities.

For the three months ended June 30, 2013, our other operating expenses increased overall from the prior period due to an increase in operations. For the three months ended June 30, 2013, we incurred $51,343 in consulting fees, $14,646 in professional fees and $4,735 in regulatory fees, compared to $nil in the prior period. Management fees increased to $12,527 in the current period from $7,500 in the prior period, while travel and promotion fees increased to $13,424 in the current period from $3,519 in the prior period. Office and miscellaneous expenses increased to $5,971 in the current period from $3,000 in the prior period, while amounts spent on investor relations activities decreased to $nil in the current period from $20,000 in the prior period.

We incurred interest and bank charges of $88,642 in the three months ended June 30, 2013, compared to $345 in the three months ended June 30, 2012, relating to loans required to fund our operations. We also incurred a foreign exchange loss of $7,622 in the current period, compared to $nil in the prior period relating primarily to the Mexican peso. We realized a gain on the settlement of debt of $1,176,328 in the three months ended June 30, 2013 relating to the conversion of certain loans into shares of our common stock.

Net Loss

For the three months ended June 30, 2013, we realized net income of $861,876, compared to incurring a net loss of $40,464 during the three months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $9,397, total assets of $1,233,895, total liabilities of $1,659,415, a working capital deficit of $1,383,500 and an accumulated deficit of $3,022,140. We have been dependent on funds raised through the issuance of shares and loans to finance our operations.

Financing Activities

We have funded our operations primarily through the sale of our shares and short-term loans. During the three months ended June 30, 2013, financing activities provided cash of $nil, compared to $210,000 in the prior period primarily from short-term loans.

Operating Activities

Operating activities used cash of $116,233 for the three months ended June 30, 2013, compared to $120,480 for the three months ended June 30, 2012. A decrease in accounts receivable provided cash of $1,912 in the three months ended June 30, 2013, compared to $6,272 in the prior period.  An increase in prepaid expenses used cash of $1,161 in the three months ended June 30, 2013, compared to $24,121 in the prior period. A decrease in accrued liabilities used cash of $8,976 in the current period, compared to $nil in the prior period. An increase in trade payables provided cash of $117,984 in the current period, compared to a decrease in same using cash of $62,167 in the prior period.

Investing Activities

Investing activities used cash of $nil in the three months ended June 30, 2013, compared to $98,250 in the prior period, due to mineral property expenditures.

We expect that our total expenses will increase over the next year as we increase our business operations. We do not anticipate generating any revenues over the next year. Our plan of operations for the next 12 months is to continue to explore our Metates Property. We anticipate we will require approximately $1 million to carry out our plans over the next 12 months. As at June 30, 2013, we had cash of $9,397 and a working capital deficit of $1,383,500 and will require significant financing to pursue our exploration plans.

There can be no assurance that we will obtain any additional financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Going Concern

Our financial statements included herein have been prepared on a going concern basis and Note 1 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our common stock and loans to fund our operations.  We may not generate any revenues for the foreseeable future, and if we are unable to raise equity or secure alternative financing, we may not be able to pursue our plans and our business may fail.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Based on that evaluation, and the material weaknesses outlined below, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information may not be accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of June 30, 2013, the following significant deficiencies were identified:

1. Lack of proper segregation of duties due to limited personnel.

2. Lack of a formal review process that includes multiple levels of review, resulting in adjustments related to common stock, unrecorded liabilities and share based compensation.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s disclosure controls or  internal controls.

Changes in Internal Control

During the quarter ended June 30, 2013, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending material legal proceedings and are not aware of any material legal proceedings threatened against us or of which our property is the subject. None of our directors, officers or affiliates: (i) are a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Silver Stream Mining Corp.

/s/ Robert Bell____________________
Date: August 19, 2013	Robert Bell
President