Form 10-Q
period 2013-09-30
SILVER STREAM MINING CORP.
filed 2013-11-19
CIK 1310497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ¨       Accelerated filer ¨     Non-accelerated filer ¨    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑No ¨

As of November 18, 2013, the registrant’s outstanding common stock consisted of 36,131,680 shares.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

ITEM 1. FINANCIAL STATEMENTS.

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS.

14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

19

ITEM 4. CONTROL AND PROCEDURES.

19

PART II – OTHER INFORMATION

20

ITEM 1. LEGAL PROCEEDINGS.

20

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

21

ITEM 5. OTHER INFORMATION.

21

ITEM 6. EXHIBITS.

21

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)

Consolidated Financial Statements

For the period ended September 30, 2013

(U.S. Dollars)

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheets

	September 30, 2013	March 31, 2013
	(unaudited)
ASSETS

Current assets
Cash	$ 1,390	$ 188,607
Prepaid expenses	1,160	2,462
HST receivable	7,834	8,750
	10,384	199,819

Non-current assets
Unproved mineral properties	957,980	957,980
IVA receivable	284,128	256,057
	$ 1,252,492	$ 1,413,856

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Trade payables	$ 336,131	$ 119,471
Accrued liabilities	46,623	48,782
Interest payable	252,878	363,721
Loans	1,391,832	2,726,912
	2,027,464	3,258,886

Stockholders’ deficit
Common stock: $0.001 par value, authorized
shares, 36,131,000 issued and outstanding
(March 31, 2013 – 12,563,702)	36,131	1,095,536
Obligation to issue shares	120,291	166,165
Additional paid-in capital	2,521,015	150,372
Deficit accumulated during the exploration stage	(3,563,060)	(3,293,571)
Cumulative translation adjustment	110,651	36,468
	(774,972)	(1,845,030)
	$ 1,252,492	$ 1,413,856

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

					From August 16,
					2006 (Inception)
	3 months ended September 30,		6 months ended September 30,		to September 30,
	2013	2012	2013	2012	2013
Expenses

Consulting fees	$ 163,663	$ 12,400	$ 215,006	$ 19,900	$ 254,773
Depreciation	-	-	87	-	87
Filing fees	17,813	3,955	22,548	3,955	68,605
Investor relations	-	2,000	-	22,000	3,803
Management fees	7,296	15,000	19,823	15,000	215,324
Mineral exploration costs	82,499	12,832	197,922	18,232	1,778,934
Office and miscellaneous	7,781	7,463	11,490	10,463	203,827
Professional fees	47,579	-	56,573	-	514,635
Stock-based compensation	-	-	-	-	154,334
Travel and promotion	24,598	4,863	38,021	8,382	83,670

Loss before other items	(351,229)	(58,513)	(561,470)	(98,632)	(3,277,992)
Other items
Foreign exchange gain (loss) realized	22,068	-	(5,031)	-	(5,031)
Gain on debt settlement	25,968	-	1,176,328	-	1,176,328
Interest expense	(76,429)	(118,550)	(172,236)	(118,895)	(715,352)
Mineral property impairment	-	-	-	-	(33,933)

Net income (loss)	$ (379,622)	$ (177,063)	$ 437,591	$ (217,527)	$ (2,855,980)

Earnings (loss) per share – basic and diluted	$ 0.01	$ 0.00	$ 0.02	$ (0.02)

Weighted average number of shares outstanding	36,131,000	12,940,367	12,940,367	12,940,367

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock
			Additional	Obligation			Cumulative
	Number of		Paid-in	to issue	Subscriptions	Accumulated	Translation
	Shares	Amount	Capital	Shares	Receivable	Deficit	Adjustment	Total
	#	$	$	$	$	$	$	$
Balance at August 16, 2006 (Inception)	-	-	-	-	-	-	-	-
Common stock issued for cash	9,372,500	558,157	-	-	-	-	-	558,157
Stock-based compensation	-	-	150,372	-	-	-	-	150,372
Subscriptions receivable	-	-	-	-	(275,569)	-	-	(275,569)
Net loss for the year	-	-	-	-	-	(296,251)	-	(296,251)
Translation adjustment	-	-	-	-	-	-	11,881	11,881
Balance at March 31, 2007	9,372,500	558,157	150,372	-	(275,569)	(296,251)	11,881	(148,590)
Subscriptions receivable	-	-	-	-	78,988	-	-	78,988
Obligation to issue shares	-	-	-	50,340	-	-	-	50,340
Net loss for the year	-	-	-	-	-	(207,264)	-	(207,264)
Translation adjustment	-	-	-	-	-	-	25,577	25,577
Balance at March 31, 2008	9,372,500	558,157	150,372	50,340	(196,581)	(503,515)	37,458	96,231
Common stock issued for cash	1,605,400	390,754	-	-	-	-	-	390,754
Subscriptions receivable	-	-	-	-	196,581	-	-	196,581
Shares issued	-	-	-	(50,340)	-	-	-	(50,340)
Net loss for the year	-	-	-	-	-	(470,751)	-	(470,751)
Translation adjustment	-	-	-	-	-	-	(42,709)	(42,709)
Balance at March 31, 2009	10,977,900	948,911	150,372	-	-	(974,266)	(5,251)	119,766
Common stock issued for cash	1,200,000	111,169	-	-	-	-	-	111,169
Common stock issued-loan arrangements	70,400	6,577	-	-	-	-	-	6,577
Net loss for the year	-	-	-	-	-	(211,221)	-	(211,221)
Translation adjustment	-	-	-	-	-	-	20,680	20,680
Balance at March 31, 2010	12,248,300	1,066,657	150,372	-	-	(1,185,487)	15,429	46,971
Common stock issued-loan arrangements	272,066	24,674	-	-	-	-	-	24,674
Net loss for the year	-	-	-	-	-	(342,281)	-	(342,281)
Translation adjustment	-	-	-	-	-	-	(13,045)	(13,045)
Balance at March 31, 2011	12,520,366	1,091,331	150,372	-	-	(1,527,768)	2,384	(283,681)
Common stock issued- loan arrangements	43,336	4,205	-	-	-	-	-	4,205
Obligation to issue shares	-	-	-	30,906	-	-	-	30,906
Net loss for the year	-	-	-	-	-	(453,888)	-	(453,888)
Translation adjustment	-	-	-	-	-	-	16,971	16,971
Balance at March 31, 2012	12,563,702	1,095,536	150,372	30,906	-	(1,981,656)	19,355	(685,487)
Obligation to issue shares	-	-	-	135,259	-	-	-	135,259
Net loss for the year	-	-	-	-	-	(1,311,915)	-	(1,311,915)
Translation adjustment	-	-	-	-	-	-	(17,133)	(17,133)
Balance at March 31, 2013	12,563,702	1,095,536	150,372	166,165	-	(3,293,571)	36,468	(1,845,030)
Conversion of loans	6,338,423	6,338	627,170	-	-	-	-	633,508
Bonus shares issued	1,720,004	1,720	164,154	(165,874)	-	-	-	-
Share exchange and recapitalization:								-
Debt conversion	5,000,000	5,000	563,002	-	-	-	-	568,002
Shares cancelled of WSI	(17,957,680)	(17,958)	17,958	-	-	-	-	-
Shares issued to former shareholders of Rio Plata	28,000,000	28,000	562,445	-	-	-	-	590,445
Recapitalization adjustment	466,551	(1,082,505)	(73,810)	-	-	(707,080)	-	(1,863,395)
Forgiveness of related party debt	-	-	509,723	-	-	-	-	509,723
Compensation expense	-	-	-	120,000	-	-	-	120,000
Net income for the period	-	-	-	-	-	437,591	-	437,591
Translation adjustment	-	-	-	-	-	-	74,183	74,183
Balance at September 30, 2013	36,131,000	36,131	2,521,014	291	-	(3,563,060)	110,651	(774,972)

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,		From August 16,2006 (Inception)
	2013	2012	to September 30, 2013

Cash flows used in operating activities:
Net income (loss)	$ 437,591	$ (315,347)	$ (2,855,980)

Items not affecting cash:
Accretion of loans	86,036	19,845	197,555
Stock-based compensation	-	-	154,334
Accrued interest	106,998	-	498,862
Gain on debt settlement	(1,176,328)	-	(1,176,328)
Consulting fees	120,000		120,000

Changes in working capital:
Accounts receivable	(27,155)	-	(291,150)
Prepaid expenses	1,302	-	(1,181)
Accrued liabilities	(2,159)	-	46,982
Accounts payable	216,660	288,471	333,624
Net cash used in operating activities	(237,055)	(7,031)	(2,973,282)

Cash flows used in investing activities:
Mineral property acquisition	-	-	(957,980)
Net cash used in investing activities	-		(957,980)

Cash flows provided by financing activities:
Issuance of common stock	-	-	1,095,536
Short term loans	190,084	-	2,955,866
Net cash provided by financing activities	190,084	-	4,051,402

Effects of foreign currency translation	(140,246)	-	(118,750)

Decrease in cash	(187,217)	-	1,390

Cash, beginning of period	188,607	6,934	-

Cash, end of period	$ 1,390	$ (97)	$ 1,390

Interest paid in cash	$ -	$ -
Income taxes paid in cash	$ -	$ -

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

NOTE 1 – BASIS OF PRESENTATION

Silver Stream Mining Corp. (the “Company”) entered into an Agreement (the “Agreement”) with Rio Plata Exploration Inc. (“Rio Plata”), a private corporation incorporated under the laws of British Columbia, Canada; and certain holders of the Company’s convertible promissory notes (the “Debt Holders”) on May 14, 2013 (Note 5).

Rio Plata is in the exploration stage and has an option to purchase 100% of the Metates property, an unproved mineral property, in the State of Sinaloa, Mexico.

Pursuant to the Agreement, the Company acquired all of the issued and outstanding shares of common stock of Rio Plata by issuing 28,000,000 shares of its common stock and, as a result, the former shareholders of Rio Plata control approximately 77% of the issued and outstanding common shares of the Company. The acquisition is a reverse takeover (“RTO”) and therefore has been accounted for using the acquisition method with Rio Plata as the accounting acquirer (legal subsidiary) and continuing entity for accounting and financial reporting purposes, and the Company as the legal parent (accounting subsidiary) (Note 5). These financial statements include the operations of Rio Plata for the six months ended September 30, 2013 together with the operations of the Company from May 14, 2013 to September 30, 2013.

Effective with the acquisition, the Debt Holders of the Company consented to the conversion of $568,002 of convertible notes into 5,000,000 shares of the Company. The fair value of assets acquired and liabilities assumed by Rio Plata are as follows:

Cash	$ 67
Equipment	87
Accounts payable and accrued liabilities	(446,543)
Loans and advances payable	(144,056)
$(590,445)

In conjunction with the Agreement, at the effective time of the reverse merger on May 14, 2013, the Company changed its year end from August 31 to March 31 which was the year end of Rio Plata.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles of the United States of America (“GAAP”), which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business.  The Company is in the exploration stage and not generated operating revenues to date.  The Company has funded its operations through the issuance of common stock and debt.  Management plans to raise additional funds through equity and/or debt financings.  There is no certainty that further funding will be available as needed.  The Company is also delinquent on the repayment of certain short term loans and option payments on its mineral property. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

NOTE 3 – UNPROVED MINERAL PROPERTIES

	September 30, 2013	March 31, 2013

Unproved mineral properties, beginning of period	$ 957,980	$ 495,236
Acquisition – option payments	-	462,744
Unproved mineral properties, end of period	$ 957,980	$ 957,980

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

Since the Company did not make the payment by July 15, 2013 above, the payment terms revert to the following:

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

In addition, the Company is entitled to a net production royalty of 20% from the tailings and ore refined by the optionor from the effective date of the agreement. The Company has a pledge of the optionor’s production assets as a performance guarantee.

The Option Agreement will terminate: (i) at any time during the term of the Option Agreement by the Company giving 15 days notice to the Optionor; or (ii) upon election of a party if the other party is in breach of any of its obligations under the Option Agreement and the default has not been cured by the defaulting party within 30 days of notice of default.

The $450,000 due July 15, 2013 has not been made and the Option Agreement is in default; however, the Company has not yet been served with a notice of default by the optionor.

NOTE 4 – SHORT-TERM LOANS PAYABLE

Details of the loan balance outstanding:

	Maturity Date	September 30, 2013	March 31, 2013

Short term loans payable - face value	12/31/10 (i),(ii)	$ 24,794	$ 78,768
	01/31/11 (i),(ii)	-	50,214
	03/01/11 (i),(ii)	-	5,908
	03/31/11 (i),(ii)	53,379	178,262
	08/31/11 (i),(ii)	111,815	113,229
	12/31/12 (i),(ii)	257,660	457,839
	08/17/13 (i),(ii)	-	393,840
	12/31/13 (ii)	-	147,690
	04/30/14 (ii)	894,953	1,388,286
	On demand (iii)	49,232	-
Unamortized equity consideration		-	(87,124)
Balance		$ 1,391,832	$ 2,726,912

(i)

At September 30, 2013 these loans had matured, are in default and are due on demand.

(ii)

Accrues interest at 15% per annum, calculated semi-annually and are unsecured

(iii)

Due to a director of the Company, is non interest bearing and is unsecured.

As additional consideration, bonus common shares are to be issued to the lenders. Management estimated the fair value of the shares based on inputs such as the most recent share subscriptions

During the 6 months ended September 30, 2013, and prior to the RTO, the Company issued 1,720,004 bonus shares owing under its loan agreements to various debt holders. The fair value of the bonus shares issued was estimated to be $165,874.

During the 6 months ended September 30, 2013, and prior to the RTO, various debt holders converted loans in the principal amount of $1,591,192 plus interest to 6,338,423 common shares. The fair value of the shares issued was estimated to be $602,974. Accordingly, a gain on the conversion of the debt of $1,176,328 has been recorded.  $46,704 of the loans converted were due to a director of the Company. The gain on the settlement of the related party debt of $30,534 has been recorded in additional paid in capital.

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

Effective with the Agreement, the Company also issued 28,000,000 shares of common stock to the Rio Plata shareholders to acquire all of the issued and outstanding shares of common stock of Rio Plata.

On September 5, 2013, the Company entered into 3 consulting agreements for a term of 1 year. Under the agreements, the Company is to issue 400,000 shares to each of the consultants as a sign on bonus to be issued to them at the time of their choosing during the term of the agreement. As at September 30, 2013, the shares have not been issued to the consultants. Accordingly, the fair value of the compensation expense of $120,000 has been recorded as an obligation to issue shares in these financial statements.

NOTE 6 – RELATED PARTY DISCLOSURES

As at September 30, 2013, $59,055 (March 31, 2013 - $777) due to directors of the Company were included in trade payables. During the 6 months ended September 30, 2013, rent of $4,000 (September 30, 2012 - $4,000) and management fees of $10,000 (September 30, 2012 - $7,500) was paid to companies owned by a director of the Company.

During the 6 months ended September 30, 2013, the Company was forgiven related party advances of $509,723. The gain on the settlement of the related party debt has been recorded in additional paid in capital.

NOTE 7 - SUBSEQUENT EVENT

Effective November 5, 2013, the Company entered into an option agreement (the “Sage Agreement”) with Sage Gold Inc. (“Sage”) to earn a 55% undivided interest, and ultimately an 80% undivided interest, in the Solomon Pillars Gold Property ("Property") located in the Townships of Walters and Leduc in Beardmore, Ontario, Canada. The Property is comprised of 22 leased and 4 staked claims by fulfilling the following (all references herein to currency are in Canadian dollars):

•

An initial payment of $25,000 payable upon signing the Sage Agreement;

•

$50,000 of exploration expenditures will be incurred on the Property and a payment of $30,000 (cash or shares at the Company’s option), on or before the first anniversary of the effective date of the Agreement;

•

An additional $100,000 of exploration expenditures will be incurred on the Property and a payment of $40,000 (cash or shares at the Company’s option), on or before the second anniversary of the effective date of the Agreement; and

•

An additional $150,000 of exploration expenditures will be incurred on the Property, on or before the third anniversary of the effective date of the Sage Agreement.

The Company has the exclusive right to a one-time option to increase the undivided interest from 55% to 80% by making a payment of $250,000 to Sage within 90 days of completing the initial earn-in and exercising of the option. Once the initial interest is earned by the Company in the Property, each party will fund continuing exploration and development on a pro-rata basis according to their equity in the project. The Company will be the project operator.

The Property is divided into two sets of claims each with a different royalty structure. The "Solomon Pillars" on the eastern section of the Property has a NSR of 1%. The "King Solomon Pillars" on the western section of the property has a 3% NSR on precious metals with a 1% buyback provision for $1,500,000 and is subject to a $25,000 annual advance royalty payment preceding the commencement of commercial production.

The Agreement may be terminated in the event any of the payments set forth above are not paid, or upon written notice by the Company.

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

Presentation of Information

W. S. Industries, Inc. (“WS Industries”) entered into an Agreement and Plan of Merger dated April 22, 2013 (the “Merger Agreement”) by and among WS Industries, W.S. Merger Corp., a Nevada company and a wholly owned subsidiary of WS Industries (“Merger Sub”), Rio Plata Exploration Corporation, a company organized pursuant to the laws of the Province of British Columbia, Canada (the “Rio Plata”), and certain holders (the “WS Debt Holders”) of debt of WS Industries (the “WS Debt”), pursuant to which, at the effective time of the merger on May 14, 2013, the WS Debt Holders sold their WS Debt to certain purchasers, who converted such debt into an aggregate of 5,000,000 shares of WS Industries, and Merger Sub was merged with and into Rio Plata (the “Merger”). Merger Sub remained as the surviving entity in the Merger and succeeded to all of the assets, liabilities and operations of the Rio Plata and Rio Plata effectively became a wholly owned operating subsidiary of WS Industries. Shareholders of Rio Plata exchanged their shares of Rio Plata for an aggregate of 28,000,000 shares of WS Industries under the Merger, including holders of short-term debt of Rio Plata that converted their debt into shares of Rio Plata prior to the effective time of the Merger. See our Current Report on Form 8-K/A (Amendment No. 2) filed November 18, 2013 with the SEC for more information regarding the Merger.

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

The following discussion and analysis includes the results of Rio Plata for the three and six months ended September 30, 2013 and the results of Silver Stream Mining Corp. from the date of the Merger on May 14, 2013 to September 30, 2013. All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and notes thereto included in this quarterly report.

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

In addition, effective November 5, 2013, we entered into an option agreement ("Option Agreement") with Sage Gold Inc. ("Sage"), a Canadian public company listed on the TSX Venture Exchange. Under the Option Agreement, we can initially earn a 55% undivided interest, and ultimately an 80% undivided interest, in the Solomon Pillars Gold Property  owned by Sage and located in the Townships of Walters and Leduc in Beardmore, Ontario, Canada. As we have yet to meet the requirements to earn our initial interest in the Solomon Property, this property is not material to our current operations. See our Form 8-K filed November 18, 2013 for more information relating to this option.

See our Current Report on Form 8-K/A (Amendment No. 2) filed November 18, 2013 with the SEC for more information regarding our business.

Our plan of operations for the next 12 months is to continue to explore our Metates property. We anticipate we will require approximately $1 million to carry out our plans and for working capital over the next 12 months. As at September 30, 2013, we had cash of $1,390 and a working capital deficit of $2,017,080 and will require significant financing to pursue our exploration plans.

While we are currently in discussions with third parties regarding financing for our company, there can be no assurance that we will obtain any additional financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, we may be required to curtail our plans or may not be able to pursue our plans altogether until we obtain additional funds and our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and six months ended September 30, 2013 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well our Current Report on Form 8-K/A (Amendment No. 2) filed November 18, 2013 with the SEC.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues

We have earned no revenues and have sustained operational losses since our inception on August 16, 2006 to September 30, 2013. As of September 30, 2013, we had an accumulated deficit of $3,563,060. We anticipate that we will not earn any revenues during the current fiscal year as we are an exploration stage company. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

Our total expenses increased to $351,229 for the three months ended September 30, 2013 from $58,513 for the three months ended September 30, 2012 mainly due to an increase in exploration activity and expenses related to our property.  During the three months ended September 30, 2013, we spent $82,499 on the exploration and evaluation of the Metates Property, compared to $12,832 during the three months ended September 30, 2012. See our Current Report on Form 8-K/A filed November 18, 2013 with the SEC for information relating to our property, including exploration activities.

For the three months ended September 30, 2013, our other operating expenses increased overall from the prior period due to an increase in operations. For the three months ended September 30, 2013, we incurred $163,663 in consulting fees, $47,579 in professional fees and $24,598 in travel and promotional expenses, compared to $12,400 in consulting fees, $nil in professional fees and $4,863 in travel and promotional expenses in the prior period. Management fees decreased to $7,296 in the current period from $15,000 in the prior period. Office and miscellaneous expenses increased to $7,781 in the current period from $7,463 in the prior period, while amounts spent on regulatory filings increased to $17,813 in the current period from $3,955 in the prior period.

We incurred interest expense of $76,429 in the three months ended September 30, 2013, compared to $118,550 in the three months ended September 30, 2012, relating to loans required to fund our operations. We realized a foreign exchange gain of $22,068 in the current period, compared to $nil in the prior period relating primarily to the Mexican peso. We also realized a gain on the settlement of debt of $25,968 in the three months ended September 30, 2013 relating to the conversion of certain loans into shares of our common stock.

Net Loss

For the three months ended September 30, 2013, we realized a net loss of $379,622, compared to a net loss of $177,063 during the three months ended September 30, 2013.

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012

Revenues

We have earned no revenues and have sustained operational losses since our inception on August 16, 2006 to September 30, 2013. As of September 30, 2013, we had an accumulated deficit of $3,563,060. We anticipate that we will not earn any revenues during the current fiscal year as we are an exploration stage company. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

Our total expenses increased to $561,470 for the six months ended September 30, 2013 from $98,632 for the six months ended September 30, 2012 mainly due to an increase in exploration activity and expenses related to our property.  During the six months ended September 30, 2013, we spent $197,922 on the exploration and evaluation of the Metates Property, compared to $18,232 during the six months ended September 30, 2012. See our Current Report on Form 8-K/A filed November 18, 2013 with the SEC for information relating to our property, including exploration activities.

For the six months ended September 30, 2013, our other operating expenses increased overall from the prior period due to an increase in operations. For the six months ended September 30, 2013, we incurred $215,006 in consulting fees, $56,573 in professional fees and $38,021 in travel and promotion expenses, compared to $19,900 in consulting fees, $nil in professional fees and $8,382 in travel and promotional expenses in the prior period. Management fees decreased to $19,823 in the current period from $15,000 in the prior period. Office and miscellaneous expenses increased to $11,490 in the current period from $10,463 in the prior period, while amounts spent on regulatory filings increased to $22,548 in the current period from $3,955 in the prior period.

We incurred interest expense of $172,236 in the six months ended September 30, 2013, compared to $118,895 in the six months ended September 30, 2012, relating to loans required to fund our operations. We realized a foreign exchange loss of $5,031 in the current period, compared to $nil in the prior period relating primarily to the Mexican peso. We also realized a gain on the settlement of debt of $1,176,328 in the six months ended September 30, 2013 relating to the conversion of certain loans into shares of our common stock.

Net Income

For the six months ended September 30, 2013, we realized net income of $437,591, compared to incurring a net loss of $217,527 during the six months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had cash of $1,390, total assets of $1,252,492, total liabilities of $2,027,464, a working capital deficit of $2,017,080 and an accumulated deficit of $3,563,060. We have been dependent on funds raised through the issuance of shares and loans to finance our operations.

Financing Activities

We have funded our operations primarily through the sale of our shares and short-term loans. During the six months ended September 30, 2013, financing activities provided cash of $190,084, compared to $nil in the prior period, from short-term loans.

Operating Activities

Operating activities used cash of $237,055 for the six months ended September 30, 2013, compared to $7,031 for the six months ended September 30, 2012. An increase in accounts payable provided cash of $216,660 in the current period, compared to $288,471 in the prior period. An increase in accounts receivable used cash of $27,155 in the six months ended September 30, 2013, compared to $nil in the prior period.  A decrease in prepaid expenses provided cash of $1,302 in the six months ended September 30, 2013, compared to $nil in the prior period. A decrease in accrued liabilities used cash of $2,159 in the current period, compared to $nil in the prior period.

Investing Activities

Investing activities used cash of $nil in the six months ended September 30, 2013 and 2012, respectively.

We expect that our total expenses will increase over the next year as we increase our business operations. We do not anticipate generating any revenues over the next year. Our plan of operations for the next 12 months is to continue to explore our Metates Property. We anticipate we will require approximately $1 million to carry out our plans and for working capital over the next 12 months. As at September 30, 2013, we had cash of $1,390 and a working capital deficit of $2,017,080 and will require significant financing to pursue our exploration plans.

While we are currently in discussions with third parties regarding financing for our company, there can be no assurance that we will obtain any additional financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, we may be required to curtail our plans or may not be able to pursue our plans altogether until we obtain additional funds and our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

We intend to raise additional capital for the next 12 months from the sale of our equity or debt securities or loans from related parties.  If we are unsuccessful in raising sufficient capital through such efforts, we may consider other financing avenues such as bank financing.  There is no assurance that any financing will be available to us or, if available, on terms that will be acceptable to us.  If we are unable to raise additional capital, our business may fail.

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

ITEM 4. CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of September 30, 2013, the following significant deficiencies were identified:

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

Changes in Internal Control

During the quarter ended September 30, 2013, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Silver Stream Mining Corp.

/s/ Robert Bell____________________
Date: November 19, 2013	Robert Bell
President