Form 10-Q/A
period 2013-09-30
SILVER STREAM MINING CORP.
filed 2013-11-20
CIK 1310497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Form 10-Q for the period ended September 30, 2013 filed November 19, 2013 with the Securities and Exchange Commission to include financial statements in XBRL format. All other information in the original Form 10-Q remains the same.

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

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			From August 16,
	Six months ended September 30,		2006 (Inception)
	2013	2012	to September 30, 2013

Cash flows used in operating activities:
Net income (loss)	$ 437,591	$ (315,347)	$ (2,855,980)

Items not affecting cash:
Accretion of loans	86,036	19,845	197,555
Stock-based compensation	-	-	154,334
Accrued interest	106,998	-	498,862
Gain on debt settlement	(1,176,328)	-	(1,176,328)
Consulting fees	120,000		120,000

Changes in working capital:
Accounts receivable	(27,155)	-	(291,150)
Prepaid expenses	1,302	-	(1,181)
Accrued liabilities	(2,159)	-	46,982
Accounts payable	216,660	288,471	333,624
Net cash used in operating activities	(237,055)	(7,031)	(2,973,282)

Cash flows used in investing activities:
Mineral property acquisition	-	-	(957,980)
Net cash used in investing activities	-		(957,980)

Cash flows provided by financing activities:
Issuance of common stock	-	-	1,095,536
Short term loans	190,084	-	2,955,866
Net cash provided by financing activities	190,084	-	4,051,402

Effects of foreign currency translation	(140,246)	-	(118,750)

Decrease in cash	(187,217)	-	1,390

Cash, beginning of period	188,607	6,934	-

Cash, end of period	$ 1,390	$ (97)	$ 1,390

Interest paid in cash	$ -	$ -
Income taxes paid in cash	$ -	$ -

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

Silver Stream Mining Corp.

/s/ Robert Bell____________________
Date: November 20, 2013	Robert Bell
President