Form 10-Q
period 2013-12-31
SILVER STREAM MINING CORP.
filed 2014-02-19
CIK 1310497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 000-52752

SILVER STREAM MINING CORP..
(Exact name of registrant as specified in its charter)

Nevada	98-0439650
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

9550 South Eastern Avenue

Suite 253, Las Vegas, NV 89123

(Address of principal executive offices)

(702) 818-1775
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of February 19, 2014, the registrant’s outstanding common stock consisted of 37,431,000 shares.

2

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)

Consolidated Financial Statements

For the period ended December 31, 2013

(U.S. Dollars)

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheets

	December 31, 2013	March 31, 2013
	(unaudited)
ASSETS

Current assets
Cash	$14,567	$188,607
Prepaid expenses	-	2,462
HST receivable	11,068	8,750
	25,635	199,819

Non-current assets
Unproved mineral properties	23,505	957,980
IVA receivable	-	256,057
	$49,140	$1,413,856

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Trade payables	$384,219	$119,471
Accrued liabilities	45,930	48,782
Interest payable	395,576	363,721
Loans	1,587,258	2,726,912
	2,412,983	3,258,886

Stockholders’ deficit
Common stock: $0.001 par value, authorized shares, 37,431,000 issued and outstanding (March 31, 2013 – 12,563,702)	37,431	1,095,536
Obligation to issue shares	60,291	166,165
Additional paid-in capital	2,649,715	150,372
Deficit accumulated during the exploration stage	(5,289,952)	(3,293,571)
Cumulative translation adjustment	178,672	36,468
	(2,363,843)	(1,845,030)
	$49,140	$1,413,856

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

	3 months ended December 31,		9 months ended December 31,		From August 16, 2006 (Inception) to December 31,2013
	2013	2012	2013	2012
Expenses

Consulting fees	$168,141	$800	$383,335	$20,700	$423,103
Depreciation	-	-	87	-	87
Filing fees	9,886	-	32,434	3,955	78,491
Investor relations	-	(20,000)	-	2,000	3,803
Management fees	17,322	7,500	27,145	22,500	222,646
Mineral exploration costs	161,966	5,235	359,888	24,167	1,940,900
Office and miscellaneous	2,650	5,814	16,402	16,277	208,739
Professional fees	45,377	2,770	47,445	2,770	505,506
Stock-based compensation	-	-	-	-	154,334
Travel and promotion	15,756	4,655	53,778	13,037	99,427
Loss before other items	(421,098)	(6,774)	(920,514)	(105,406)	(3,637,036)
Other items
Foreign exchange gain (loss) realized	12,205	-	2,057	-	2,057
Gain on debt settlement	25,968	-	1,176,328	-	1,176,328
Interest expense	(160,597)	(90,104)	(325,486)	(208,999)	(868,602)
Mineral property impairment	(957,980)	-	(957,980)	-	(991,913)
Impairment of IVA receivable	(263,707)	-	(263,706)	-	(263,707)

Net loss	$(1,765,209)	$(96,878)	$(1,289,301)	$(314,405)	$(4,582,873)

Loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of shares outstanding	37,431,000	12,940,367	37,431,000	12,940,367

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock
			Additional	Obligation			Cumulative
	Number of		Paid-in	to issue	Subscriptions	Accumulated	Translation
	Shares	Amount	Capital	Shares	Receivable	Deficit	Adjustment	Total
	#	$	$	$	$	$	$	$
Balance at August 16, 2006 (Inception)	-	-	-	-	-	-	-	-
Common stock issued for cash	9,372,500	558,157	-	-	-	-	-	558,157
Stock-based compensation	-	-	150,372	-	-	-	-	150,372
Subscriptions receivable	-	-	-	-	(275,569)	-	-	(275,569)
Net loss for the year	-	-	-	-	-	(296,251)	-	(296,251)
Translation adjustment	-	-	-	-	-	-	11,881	11,881
Balance at March 31, 2007	9,372,500	558,157	150,372	-	(275,569)	(296,251)	11,881	(148,590)
Subscriptions receivable	-	-	-	-	78,988	-	-	78,988
Obligation to issue shares	-	-	-	50,340	-	-	-	50,340
Net loss for the year	-	-	-	-	-	(207,264)	-	(207,264)
Translation adjustment	-	-	-	-	-	-	25,577	25,577
Balance at March 31, 2008	9,372,500	558,157	150,372	50,340	(196,581)	(503,515)	37,458	96,231
Common stock issued for cash	1,605,400	390,754	-	-	-	-	-	390,754
Subscriptions receivable	-	-	-	-	196,581	-	-	196,581
Shares issued	-	-	-	(50,340)	-	-	-	(50,340)
Net loss for the year	-	-	-	-	-	(470,751)	-	(470,751)
Translation adjustment	-	-	-	-	-	-	(42,709)	(42,709)
Balance at March 31, 2009	10,977,900	948,911	150,372	-	-	(974,266)	(5,251)	119,766
Common stock issued for cash	1,200,000	111,169	-	-	-	-	-	111,169
Common stock issued-loan arrangements	70,400	6,577	-	-	-	-	-	6,577
Net loss for the year	-	-	-	-	-	(211,221)	-	(211,221)
Translation adjustment	-	-	-	-	-	-	20,680	20,680
Balance at March 31, 2010	12,248,300	1,066,657	150,372	-	-	(1,185,487)	15,429	46,971
Common stock issued-loan arrangements	272,066	24,674	-	-	-	-	-	24,674
Net loss for the year	-	-	-	-	-	(342,281)	-	(342,281)
Translation adjustment	-	-	-	-	-	-	(13,045)	(13,045)
Balance at March 31, 2011	12,520,366	1,091,331	150,372	-	-	(1,527,768)	2,384	(283,681)
Common stock issued-loan arrangements	43,336	4,205	-	-	-	-	-	4,205
Obligation to issue shares	-	-	-	30,906	-	-	-	30,906
Net loss for the year	-	-	-	-	-	(453,888)	-	(453,888)
Translation adjustment	-	-	-	-	-	-	16,971	16,971
Balance at March 31, 2012	12,563,702	1,095,536	150,372	30,906	-	(1,981,656)	19,355	(685,487)
Obligation to issue shares	-	-	-	135,259	-	-	-	135,259
Net loss for the year	-	-	-	-	-	(1,311,915)	-	(1,311,915)
Translation adjustment	-	-	-	-	-	-	(17,133)	(17,133)
Balance at March 31, 2013	12,563,702	1,095,536	150,372	166,165	-	(3,293,571)	36,468	(1,845,030)
Conversion of loans	6,338,423	6,338	627,170	-	-	-	-	633,508
Bonus shares issued	1,720,004	1,720	164,154	(165,874)	-	-	-	-
Share exchange and recapitalization:								-
Debt conversion	5,000,000	5,000	563,002	-	-	-	-	568,002
Shares cancelled of WSI	(17,957,680)	(17,958)	17,958	-	-	-	-	-
Shares issued to former shareholders of Rio Plata	28,000,000	28,000	562,445	-	-	-	-	590,445
Recapitalization adjustment	466,551	(1,082,505)	(73,809)	-	-	(707,080)	-	(1,863,395)
Forgiveness of related party debt	-	-	509,723	-	-	-	-	509,723
Compensation expense	1,300,000	1,300	128,700	60,000	-	-	-	190,000
Net loss for the period	-	-	-	-	-	(1,289,301)	-	(1,289,301)
Translation adjustment	-	-	-	-	-	-	142,204	142,204
Balance at December 31, 2013	37,431,000	37,431	2,649,715	60,291	-	(5,289,952)	178,672	(2,363,843)

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			From August 16,
			2006 (Inception)
	Nine months ended December 31,		to December 31,
	2013	2012	2013

Cash flows used in operating activities:
Net income (loss)	$(1,289,301)	$(224,940)	$(4,582,872)

Items not affecting cash:
Accretion of loans	86,036	3,123	197,555
Stock-based compensation	-	-	154,334
Accrued interest	233,157	-	625,021
Gain on debt settlement	(1,176,328)	-	(1,176,328)
Consulting fees	190,000		190,000
Impairment of mineral property	957,980		957,980
Impairment of IVA receivable	263,707		263,707

Changes in working capital:
HST receivable	(15,268)	-	(279,263)
Prepaid expenses	2,462	3,926	(21)
Accrued liabilities	(3,376)	-	45,765
Accounts payable	255,234	187,880	372,198
Net cash used in operating activities	(495,697)	(30,011)	(3,231,924)

Cash flows used in investing activities:
Mineral property acquisition	(23,505)	-	(981,485)
Net cash used in investing activities	(23,505)	-	(981,485)

Cash flows provided by financing activities:
Issuance of common stock	-	-	1,095,536
Short term loans	434,960	27,881	3,200,742
Net cash provided by financing activities	434,960	27,881	4,296,278

Effects of foreign currency translation	(89,798)		(68,302)
		-
Decrease in cash	(174,040)	2,130	14,567

Cash, beginning of period	188,607	2,165	-

Cash, end of period	$14,567	$35	$14,567

Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2013

NOTE 1 – BASIS OF PRESENTATION

Silver Stream Mining Corp. (the “Company”) entered into an Agreement (the “Agreement”) with Rio Plata Exploration Inc. (“Rio Plata”), a private corporation incorporated under the laws of British Columbia, Canada; and certain holders of the Company’s convertible promissory notes (the “Debt Holders”) on May 14, 2013 (Note 5).

Rio Plata is in the exploration stage and has an option to purchase 100% of the Metates property, an unproved mineral property, in the State of Sinaloa, Mexico (Note 3).

Pursuant to the Agreement, the Company agreed to acquire all of the issued and outstanding shares of common stock of Rio Plata by issuing 28,000,000 shares of its common stock and, as a result, the former shareholders of Rio Plata controlled approximately 77% of the issued and outstanding common shares of the Company upon completion of the acquisition contemplated under the Agreement. The acquisition is a reverse takeover (“RTO”) and therefore has been accounted for using the acquisition method with Rio Plata as the accounting acquirer (legal subsidiary) and continuing entity for accounting and financial reporting purposes, and the Company as the legal parent (accounting subsidiary) (Note 5). These financial statements include the operations of Rio Plata for the nine months ended December 31, 2013 together with the operations of the Company from May 14, 2013 to December 31, 2013.

Effective with the acquisition, the Debt Holders of the Company consented to the conversion of $568,002 of convertible notes into 5,000,000 shares of the Company. The fair value of assets acquired and liabilities assumed by Rio Plata are as follows:

Cash	$67
Equipment	87
Accounts payable and accrued liabilities	(446,543)
Loans and advances payable	(144,056)
$(590,445)

In conjunction with the Agreement, at the effective time of the reverse merger on May 14, 2013, the Company changed its year end from August 31 to March 31 which was the year end of Rio Plata.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles of the United States of America (“GAAP”), which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage and not generated operating revenues to date. The Company has funded its operations through the issuance of common stock and debt. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. The Company is also delinquent on the repayment of certain short term loans and option payments on its main mineral property. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Long Lived Assets

The carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset or when the carrying value is greater than the fair value of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Foreign Currency Translation and Transactions

The functional currency of the Company is the Canadian dollar. The Company translates assets and liabilities to Canadian dollars using year-end exchange rates, translates unproved mineral properties and equity accounts using historical exchange rates, and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from the translation of the Mexican subsidiary’s financial statements are recorded to profit and loss.

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

The Company accounts for uncertainty in income taxes by applying a two-step method. First, it evaluates whether a tax position has met a more likely than not recognition threshold, and second, it measures that tax position to determine the amount of benefit, if any, to be recognized in the financial statements. The application of this method did not have a material effect on the Company’s financial statements.

Mineral Properties

Realization of the Company’s investment in and expenditures on mineral properties is dependent upon the establishment of legal ownership, the attainment of successful production from the properties or from the proceeds of their disposal.

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

NOTE 3 – UNPROVED MINERAL PROPERTIES

	Metates	Solomon Pillars	Total Unproved mineral properties
Beginning of period	495,236	-	495,236
Acquisition-option payments	462,744	-	462,744
March 31, 2013	957,980	-	957,980

Beginning of period	957,980	-	957,980
Acquisition-option payments	-	23,505	23,505
Impairment	(957,980)	-	(957,980)

December 31, 2013	-	23,505	23,505
10

a)	Metates

On June 9, 2008, the Company entered into an Option Agreement (the “Metates Option Agreement”) providing the right to acquire up to a 100% interest in mineral claims located near Mazatlan, Sinaloa, Mexico. The Metates Option Agreement was renegotiated and amended on August 27, 2010 following the transfer of the underlying title to the claims to a third party, and amended again on April 24, 2013. Under the terms of the amended Metates Option Agreement, covering the Metates Project claim group and any new claims within an agreed upon area of interest, the Company has an option to purchase 100% interest in mining concessions by making payments under the amended Option Agreement as follows (plus applicable Value Added Taxes):

$750,000	(paid);
$450,000	Due July 15, 2013 (not paid); and
$2,000,000	Due July 15, 2014.

Since the Company did not make the payment by July 15, 2013 above, the payment terms revert to the following:

$450,000	Due July 15, 2013 (not paid);
$600,000	Due January 15, 2014(not paid);
$650,000	Due July 15, 2014;
$750,000	Due January 15, 2015; and
$2,000,000	Due January 15, 2016.

Under the Metates Option Agreement, the Company shall pay a royalty of 0.5% calculated on the Net Smelter Returns (“NSR”) as long as the option is exercised by January 15, 2014. If the option is not exercised by that date, the royalty shall be 0.33% calculated on the NSR on the minerals extracted on the concessions.

In addition, the Company is entitled to a net production royalty of 20% from the tailings and other previously mined materials refined by the optionor from the effective date of the agreement. The Company has a pledge of the optionor’s production assets as a performance guarantee.

The Metates Option Agreement will terminate: (i) at any time during the term of the Option Agreement by the Company giving 15 days notice to the Optionor; or (ii) upon election of a party if the other party is in breach of any of its obligations under the Metates Option Agreement and the default has not been cured by the defaulting party within 30 days of notice of default.

The Company did not make the $450,000 payment due July 15, 2013 and the Metates Option Agreement is in default. Therefore, the property has been fully impaired during the nine months ended December 31, 2013.

b)	Solomon Pillars Gold Property

On November 5, 2013, the Company entered into an Option Agreement (the “Option Agreement”) providing the right to acquire initially 55% undivided interest and ultimately an 80% undivided interest in the Solomon Pillars Gold Property located in Townships of Walters and Leduc in Beardmore, Ontario. Under the terms of Option Agreement covering the Solomon Pillars Gold Property, the Company has an option to earn a 55% interest in mining concessions by making payments under the Option Agreement as follows:

$	CAD25,000	Upon signing the Option Agreement (paid);
$	CAD30,000	Due November 5, 2014 (In cash or shares at the Company’s option); and
$	CAD40,000	Due November 5, 2015 (In cash or shares at the Company’s option).

The Company must also incur exploration expenditures as follows:

●	$50,000 in exploration expenditures by November 5, 2014;

●	An additional $100,000 in exploration expenditures by November 5, 2015; and

●	An additional $150,000 in exploration expenditures by November 5, 2016.
11

The Company has the exclusive right to a one-time option to increase the undivided interest from 55% to 80% by making a payment of $250,000 within 90 days of completing the initial earn-in and exercising of the option. Once the initial interest is earned by the Company in the Solomon Pillars Gold Property, the Company and the optionor will fund continuing exploration and development costs on a pro-rata basis according to their equity in the Solomon Pillars Gold Property. The Company will be the project operator.

The Solomon Pillars Gold Property is divided into two sets of claims each with a different royalty structure. The “Solomon Pillars” on the eastern section of the Solomon Pillars Gold Property has a NSR of 1%. The “King Solomon Pillars” on the western section of the Solomon Pillars Gold Property has a 3% NSR on precious metals with a 1% buyback provision for $1,500,000 and is subject to a $25,000 annual advance royalty payment preceding the commencement of commercial production.

The Agreement may be terminated in the event any of the payments set forth above are not paid, or upon written notice by the Company.

NOTE 4 – SHORT-TERM LOANS PAYABLE

Details of the loan balance outstanding:

	Maturity Date	December 31, 2013	March 31, 2013

Short term loans payable - face value	12/31/10 (i),(ii),(iv)	$23,975	$78,768
	01/31/11 (i),(ii),(iv)	-	50,214
	03/01/11 (i),(ii),(iv)	-	5,908
	03/31/11 (i),(ii),(iv)	51,617	178,262
	08/31/11 (i),(ii),(iv)	108,123	113,229
	12/31/12 (i),(ii),(iv)	249,153	457,839
	08/17/13 (i),(ii),(iv)	-	393,840
	12/31/13 (ii)	-	147,690
	04/30/14 (ii)	1,105,158	1,388,286
	On demand (iii)	49,232	-
Unamortized equity consideration		-	(87,124)
Balance		$1,587,258	$2,726,912

(i)	At December 31, 2013 these loans had matured, are in default and are due on demand.

(ii)	Accrues interest at 15% per annum, calculated semi-annually and are unsecured.

(iii)	Due to a director of the Company, is non interest bearing and is unsecured.

(iv)	As additional consideration, bonus common shares are to be issued to the lenders. Management estimated the fair value of the shares based on inputs such as the most recent share subscriptions.

During the 9 months ended December 31, 2013, and prior to the RTO, the Company issued 1,720,004 bonus shares owing under its loan agreements to various debt holders. The fair value of the bonus shares issued was estimated to be $165,874.

During the 9 months ended December 31, 2013, and prior to the RTO, various debt holders converted loans in the principal amount of $1,591,192 plus interest to 6,338,423 common shares. The fair value of the shares issued was estimated to be $602,974. Accordingly, a gain on the conversion of the debt of $1,176,328 has been recorded. $46,704 of the loans converted were due to a director of the Company. The gain on the settlement of the related party debt of $30,534 has been recorded in additional paid in capital.

(v)	The loans may be converted to common shares of the Company at the option of the holder at the Company’s next financing at the same terms of the financing.

NOTE 5 – COMMON STOCK

Authorized: 150,000,000 $0.001 par value.

Issued and outstanding 37,431,000

In accordance with the Agreement, the Debt Holders converted $568,002 of convertible notes into 5,000,000 shares of the Company in effecting the RTO, the accounting acquirer (Rio Plata) is the continuing entity. Accordingly, the capital accounts of the Company were eliminated, except where par value requirements were to be maintained for share capital.

Effective with the Agreement, the Company also issued 28,000,000 shares of common stock to the Rio Plata shareholders to acquire all of the issued and outstanding shares of common stock of Rio Plata.

On September 5, 2013, the Company entered into 3 consulting agreements for a term of 1 year, and on November 1, 2013, the Company entered into another consulting agreement for a term of 1 year. Under the agreements, the Company is to issue 400,000 shares to each of the consultants as a sign on bonus to be issued to them at the time of their choosing during the term of the agreement. During the nine months ended December 31, 2013, the Company issued 1,200,000 shares with a fair value of $120,000 under the September 5, 2013 agreements. As at December 31, 2013, the shares under the November 1, 2013 agreement have not been issued to the consultant engaged under this agreement. Accordingly, the fair value of the compensation expense of $60,000 has been recorded as an obligation to issue shares in these financial statements.

During the nine months ended December 31, 2013, the Company issued 100,000 shares with a fair value of $10,000 to a director of the Company as compensation for management fees.

NOTE 6 – RELATED PARTY DISCLOSURES

As at December 31, 2013, $67,738 (March 31, 2013 - $777) due to current and former directors of the Company were included in trade payables. During the 9 months ended December 31, 2013, rent of $9,000 (December 31, 2012 - $9,000) and management fees of $22,500 (December 31, 2012 - $22,500) was paid to companies owned by a former director of the Company.

During the 9 months ended December 31, 2013, the Company was forgiven related party advances of $509,723. The gain on the settlement of the related party debt has been recorded in additional paid in capital.

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

Presentation of Information

W. S. Industries, Inc. (“WS Industries”) entered into an Agreement and Plan of Merger dated April 22, 2013 (the “Merger Agreement”) by and among WS Industries, W.S. Merger Corp., a Nevada company and a wholly owned subsidiary of WS Industries (“Merger Sub”), Rio Plata Exploration Corporation, a company organized pursuant to the laws of the Province of British Columbia, Canada (the “Rio Plata”), and certain holders (the “WS Debt Holders”) of debt of WS Industries (the “WS Debt”), pursuant to which, at the effective time of the merger on May 14, 2013, the WS Debt Holders sold their WS Debt to certain purchasers, who converted such debt into an aggregate of 5,000,000 shares of WS Industries, and Merger Sub was merged with and into Rio Plata (the “Merger”). Merger Sub remained as the surviving entity in the Merger and succeeded to all of the assets, liabilities and operations of the Rio Plata and Rio Plata effectively became a wholly owned operating subsidiary of WS Industries. Shareholders of Rio Plata exchanged their shares of Rio Plata for an aggregate of 28,000,000 shares of WS Industries under the Merger, including holders of short-term debt of Rio Plata that converted their debt into shares of Rio Plata prior to the effective time of the Merger. See our Current Report on Form 8-K/A (Amendment No. 3) filed February 19, 2014 with the SEC for more information regarding the Merger.

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

The following discussion and analysis includes the results of Rio Plata for the three and nine months ended December 31, 2013 and the results of Silver Stream Mining Corp. from the date of the Merger on May 14, 2013 to December 31, 2013. All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and notes thereto included in this quarterly report.

As used herein, the words the “Corporation,” “we,” “us,” and “our” refer to the current Nevada corporation operating the business acquired from Rio Plata.

Overview

We are engaged in the business of mineral exploration in Mexico. Our primary property is the Metates property located approximately 110 kilometers NW of the city of Mazatlan, Municipality of Mazatlan, in the State of Sinaloa, Mexico, which is referred to as the property. The property is in the exploration stage and is currently without a known body of commercial minerals.

In addition, effective November 5, 2013, we entered into an option agreement (“Option Agreement”) with Sage Gold Inc. (“Sage”), a Canadian public company listed on the TSX Venture Exchange. Under the Option Agreement, we can initially earn a 55% undivided interest, and ultimately an 80% undivided interest, in the Solomon Pillars Gold Property owned by Sage and located in the Townships of Walters and Leduc in Beardmore, Ontario, Canada. As we have yet to meet the requirements to earn our initial interest in the Solomon Property, this property is not material to our current operations. See our Form 8-K filed November 18, 2013 with the SEC for more information relating to this option.

See our Current Report on Form 8-K/A (Amendment No. 3) filed February 19, 2014 with the SEC for more information regarding our business.

Our plan of operations for the next 12 months is to continue to explore (mapping and sampling) at our Metates property. We anticipate we will require approximately $300,000 to carry out our plans and for working capital over the next 12 months. As at December 31, 2013, we had cash of $14,567 and a working capital deficit of $2,387,348 and will require significant financing to pursue our exploration plans.

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

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended December 31, 2013 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report.

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Revenues

We have earned no revenues and have sustained operational losses since our inception on August 16, 2006 to December 31, 2013. As of December 31, 2013, we had an accumulated deficit of $5,289,952. We anticipate that we will not earn any revenues during the current fiscal year as we are an exploration stage company. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

Our total expenses increased to $421,098 for the three months ended December 31, 2013 from $6,774 for the three months ended December 31, 2012 mainly due to an increase in exploration activity and consulting fees. During the three months ended December 31, 2013, we spent $161,966 on the exploration and evaluation of the Metates property, compared to $5,235 during the three months ended December 31, 2012. During the three months ended December 31, 2013, consulting fees increased to $168,141 from $800 in the prior period, as we engaged three new consultants in September 2013 and another in November 2013, to advise our board of directors on mining property acquisition and exploration matters. Three of these consultants are also now directors or officers of our company.

Our other operating expenses also increased overall in the nine months ended December 31, 2013 from the prior period due to the increase in our business activity. In the three months ended December 31, 2013, we incurred $15,756 in travel and promotional expenses, compared to $4,655 in travel and promotional expenses in the prior period. Professional fees increased to $45,377 in the current period from $2,770 in prior period. Management fees increased to $17,322 in the current period from $7,500 in the prior period. Office and miscellaneous expenses decreased to $2,650 in the current period from $5,814 in the prior period, while amounts spent on regulatory filings increased to $9,886 in the current period from $nil in the prior period.

We incurred interest expense of $160,597 in the three months ended December 31, 2013, compared to $90,104 in the three months ended December 31, 2012, relating to loans required to fund our operations. We realized a foreign exchange loss of $12,205 in the current period, compared to $nil in the prior period relating primarily to the Mexican peso. We also recorded a gain on the settlement of debt of $25,968 in the current period relating to the Merger.

During the three months ended December 31, 2013, we recorded an impairment charge of $957,980 on our Metates property due to the unproven nature of the claims. In addition, during the three months ended December 31, 2013, we determined that refunds of certain taxes we expected to collect from the Mexican government may not occur, and we accordingly recorded an impairment charge of $263,707 with respect to these IVA taxes.

Net Loss

For the three months ended December 31, 2013, we realized a net loss of $1,765,209, compared to a net loss of $96,878 during the three months ended December 31, 2013.

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012

Revenues

We have earned no revenues and have sustained operational losses since our inception on August 16, 2006 to December 31, 2013. As of December 31, 2013, we had an accumulated deficit of $5,289,952. We anticipate that we will not earn any revenues during the current fiscal year as we are an exploration stage company. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

Our total expenses increased to $920,514 for the nine months ended December 31, 2013 from $105,406 for the nine months ended December 31, 2012 mainly due to an increase in exploration activity and consulting fees. During the nine months ended December 31, 2013, we spent $359,888 on the exploration and evaluation of the Metates property, compared to $24,167 during the nine months ended December 31, 2012. During the nine months ended December 31, 2013, consulting fees increased to $383,335 from $20,700 in the prior period, as we engaged three new consultants in September 2013 and another in November 2013, to advise our board of directors on mining property acquisition and exploration matters. Three of these consultants are also now directors or officers of our company.

Our other operating expenses also increased overall in the nine months ended December 31, 2013 from the prior period due to the increase in our business activity. In the nine months ended December 31, 2013, we incurred $53,778 in travel and promotional expenses, compared to $13,037 in travel and promotional expenses in the prior period. Professional fees increased to $47,445 in the current period from $2,770 in prior period. Management fees increased to $27,145 in the current period from $22,500 in the prior period. Office and miscellaneous expenses were $16,402 in the current period, compared to $16,277 in the prior period, while amounts spent on regulatory filings increased to $32,434 in the current period from $3,955 in the prior period.

We incurred interest expense of $325,486 in the nine months ended December 31, 2013, compared to $208,999 in the nine months ended December 31, 2012, relating to loans required to fund our operations. We realized a foreign exchange gain of $2,057 in the current period, compared to $nil in the prior period relating primarily to the Mexican peso. We also recorded a gain on the settlement of debt of $1,176,328 in the current period relating to the Merger.

During the nine months ended December 31, 2013, we recorded an impairment charge of $957,980 on our Metates property due to the unproven nature of the claims. In addition, during the three months ended December 31, 2013, we determined that refunds of certain taxes we expected to collect from the Mexican government may not occur, and we accordingly recorded an impairment charge of $263,707 with respect to these IVA taxes.

Net Income

For the nine months ended December 31, 2013, we incurred a net loss of $1,289,301, compared to $314,405 during the nine months ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had cash of $14,567, total assets of $49,140, total liabilities of $2,412,983, a working capital deficit of $2,387,348 and an accumulated deficit of $5,289,952. We have been dependent on funds raised through the issuance of shares and loans to finance our operations.

Financing Activities

We have funded our operations primarily through the sale of our shares and short-term loans. During the nine months ended December 31, 2013, financing activities provided cash of $434,960, compared to $27,881 in the prior period, from short-term loans.

Operating Activities

Operating activities used cash of $495,697 for the nine months ended December 31, 2013, compared to $30,011 for the nine months ended December 31, 2012. An increase in accounts payable provided cash of $255,234 in the current period, compared to $187,880 in the prior period. An increase in accounts receivable used cash of $15,268 in the nine months ended December 31, 2013, compared to $nil in the prior period. A decrease in prepaid expenses provided cash of $2,462 in the nine months ended December 31, 2013, compared to $3,926 in the prior period. A decrease in accrued liabilities used cash of $3,376 in the current period, compared to $nil in the prior period.

Investing Activities

Investing activities used cash of $23,505 in the nine months ended December 31, 2013 relating to the purchase of interests in our mineral properties, compared to $nil in the prior period.

We expect that our total expenses will increase over the next year as we increase our business operations. We do not anticipate generating any revenues over the next year. Our plan of operations for the next 12 months is to continue to explore our Metates property (mapping and sampling). We anticipate we will require approximately $300,000 to carry out our plans and for working capital over the next 12 months. As at December 31, 2013, we had cash of $14,567 and a working capital deficit of $2,387,348 and will require significant financing to pursue our exploration plans.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2013 as

contemplated by the Sarbanes-Oxley Act of 2002. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of December 31, 2013, the following significant deficiencies were identified:

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

Changes in Internal Control

During the quarter ended December 31, 2013, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 5, 2013, we issued 100,000 shares of common stock to a director for his services. We inadvertently did not include this issuance in the Form 8-K filed September 12, 2013 in connection with the engagement of new consultants. The director subsequently resigned on January 17, 2014 when we appointed new directors and officers.

The securities were issued pursuant to the exemption from the registration requirements of the United States Securities Act of 1933, as amended, provided by Section 4(2) of the Act in a transaction not involving any public offering.

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

Silver Stream Mining Corp.

/s/ Terrence Byberg
Date: February 19, 2014	Terrence Byberg
President
22