Form 10-KT
period 2013-03-31
SILVER STREAM MINING CORP.
filed 2014-05-28
CIK 1310497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended          March 31, 2013

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to March 31, 2013

COMMISSION FILE NUMBER: 333-121044

W. S. INDUSTRIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	98-0439650
(State of organization)	(I.R.S. Employer Identification No.)

815 Hornby Street
Suite 404, Vancouver, BC   V6Z 2E6

(Address of principal executive offices)

Tel: 604-830-6499

Registrant's telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:	Securities to be registered pursuant to Section 12(g) of the Act:
None	None (Title of Class)

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
Large accelerated file ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

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

On March 31, 2013, the market value of the voting stock held by non-affiliates of the Registrant was $1,170,780.

Registrant's revenues for the most recent fiscal year and for the period covered by this report are $0.00

State the number of shares outstanding of each of registrant's classes of common equity, for the period covered by this report and as at the latest practicable date:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2013.

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

COMPANY OVERVIEW

W.S. Industries, Inc. (or "the Company") was incorporated in the State of Nevada on April 5, 2004, for the purpose of providing consulting services to businesses, and engaging in any other lawful activity. The Company's principal address is 404-815 Hornby Street, Vancouver, B.C. V6Z 2E6.

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

PRINCIPAL PRODUCTS AND SERVICES

In the past our Company has provided services and information concerning wine storage, the cellaring of fine wines and accessories for the oenophile; however, the Company disposed of its wine collection during the year ended August 31, 2009. Currently, the Company does not offer any products or services but the Company is looking for new business opportunities. While continuing to explore new investment opportunities, the administrative operations of the business are currently being run from the office of Mr. Fraser Campbell, the Company's President.

The Company's website is under construction and once ready it will serve the interested parties in obtaining information regarding services we intend to provide in future. Potential customers or investors will be able to contact the Company electronically and will be contacted by a representative of the Company.

The Company will be using its website to market its products and services in the future like it did in past. Information about the products and services will be available online.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property at this time, and we conduct our business from one of our officer's and director's office located at Suite 404 – 815 Hornby Street, Vancouver, B.C. Canada.  The Company believes that existing office facilities are adequate for its needs through March 2014. Should the Company require additional space at that time, or prior thereto, the Company will attempt to secure space on commercially reasonable terms and without undue operational disruption.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Effective July 2, 2008, the Company is listed for trading on the Over-the-Counter Bulletin Board in the United States of America, since that date the shares had a low of $0.05 and a high of $0.51 per share. Our shares are quoted under the symbol "WSID.OB." The following table sets forth, for the periods indicated, the high and low bids for our common stock on the OTC Bulletin Board based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions as reported by the OTC Bulletin Board.

Quarter Ended	OTC Bulletin Board (U.S. dollars)
	High	Low
June 30, 2011	$0.50	$0.50
September 30, 2011	$0.50	$0.50
December 31, 2011	$0.50	$0.50
March 31, 2012	$0.50	$0.50
June 30, 2012	$0.50	$0.50
September 30, 2012	$0.50	$0.50
December 31, 2012	$0.50	$0.50
March 31, 2013	$0.50	$0.50

There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. The issuer did not sell any securities or repurchase any securities during the period of this report.

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

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board ("OTCBB") under the symbol "WSID". For the year ended March 31, 2013, we generated no revenues from operations and have experienced losses since inception.

As of the year ended March 31, 2013, the Company had cash of $22,158 compared to cash of $2,165 as at March 31, 2012. The Company disposed of its wine collections during the year ended August 31, 2009, and the Company may need to consider an alternate business model if it is to become profitable. The Company is open to new opportunities and is seeking to broaden its horizons.

At March 31, 2013, the Company estimated that it would require $600,000 to meet its operating needs for the current fiscal year.  The Company has not yet satisfied its need for cash. The Company will rely on its President to determine how to raise these funds, bearing in mind the best interests of the Company.

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

To date, the Company has not recognized significant revenue through its operations and had an accumulated deficit of $21,412,685 as at March 31, 2013 compared to $21,113,708 for the year ended March 31, 2012. We have no assurance that, if needed, future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

On July 2, 2008 the Company began trading on the over-the-counter-bulletin-board ("OTCBB") under the symbol "WSID". We have no revenues from operations, have experienced losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.  Total losses during the year ended March 31, 2013 were $298,977 compared to $20,289,129 for the year ended March 31, 2012.  A loss on extinguishment of debt note in 2012 accounted for the difference. Professional fees for the year ended March 31, 2013 were $37,422 compared $63,106 for the same period in 2012, with the difference attributable to additional accounting analysis in 2012 with regard to the debt extinguishment.  Administrative services costs were $21,600 for the year ended March 31, 2013 compared to $21,600 for the same period in 2012. Interest expense was $74,751 for the year ended March 31, 2013 compared to $55,664 for the same period in 2012.  The increase is a result of interest charges incurred against unpaid management fees owed to a non-related party and the compounding effect of interest. Management fees and bonuses were $121,200 for the year ended March 31, 2013, compared to $121,200 for the same period in 2012. Consulting fees were $5,740 for the period ended March 31, 2013 compared to $1,792 for the same period in 2012, with the difference attributable to the cost of XBRL filing. Accretion of debt discount was $nil for the period ended March 31, 2013 compared to $32,992 for the same period in 2012, with the difference attributable to the debt maturing on April 1, 2012. Penalties due to the failure to file Canadian tax returns were $25,652 for the year ended March 31, 2013 compared to nil for the same period in 2012.

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

Liquidity and Capital Requirements

As of March 31, 2013, the Company had total assets of $22,245, total liabilities of $1,178,561 and negative working capital of $1,156,316. As of March 31, 2012, the Company had total assets $5,762, total liabilities of $863,101 and negative working capital of $857,339.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital. The Company's current cash is not sufficient to sustain operations for the next three months. Estimated cash needed for next twelve months is $600,000. The cash will be mainly used for general administrative, corporate (legal, accounting and audit), financing, management and outstanding liabilities. No commitments to provide additional funds have been made by management or other stockholders except as set forth above. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operational expenses. There are no assurances that we will be able to secure further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

For the year ended March 31, 2013, the Company's cash balance increased $19,993 from March 31, 2012. There was negative cash flow from operations of $36,818, and the company was unable to pay its expenses and liabilities out of operations. To pay expenses arising from normal operations, the Company had to borrow a total of $56,811 during the year ended March 31, 2013, which left its financing activities in a positive position. Cash flow from investing activities was nil.

ITEM 7A. DISCLOSURES ABOUT MARKET RISK

Foreign Currency

In addition to the U.S. Dollar, we conduct business in Canadian Dollars and, therefore, are subject to foreign currency exchange risk on cash flows primarily related to expenses. Accounting and management fees which make up approximately three quarters of our expenses are paid in US funds. Since we primarily operate in US dollars, our exposure to foreign currency risk, should the Canadian dollar appreciate, is limited. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.

Inflation

Although inflation has not materially impacted our operations in the recent past, increased inflation could have a negative impact on our operating and general and administrative expenses, as these costs could increase.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of W.S. Industries, Inc.

We have audited the accompanying balance sheets of W.S. Industries, Inc. (the "Company") as at March 31, 2013 and March 31, 2012 and the related statements of operations, cash flows and stockholders' deficit for the years then ended and the period from April 5, 2004 (inception) to March 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2013 and March 31, 2012 and the results of its operations and its cash flows for the years then ended and the period from April 5, 2004 (inception) to March 31, 2103 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dale Matheson Carr-Hilton Labonte LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
May 27, 2014

W.S. INDUSTRIES, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	March 31, 2013	March 31, 2012
ASSETS

Current
Cash	$22,158	$2,165
Prepaid Expenses	-	3,478
Equipment	87	119

	$22,245	$5,762

LIABILITIES

Current
Accounts payable	$438,518	$207,787
Accrued liabilities	28,652	734
Convertible promissory notes	535,964	535,964
Loans and advances	175,427	118,616

	1,178,561	863,101

STOCKHOLDERS' DEFICIT

Capital stock
Common stock, $0.001 par value 150,000,000 Authorized (March 31, 2012: 25,000,000) 21,088,680 Issued and outstanding (March 31, 2012: 21,088,680)	21,089	21,089
Additional paid-in capital	20,229,765	20,229,765
Deficit accumulated during the exploration stage	(21,412,685)	(21,113,708)
Accumulated other comprehensive income	5,515	5,515

	(1,156,316)	(857,339)

	$22,245	$5,762

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)

			April 5, 2004
	Year ended	Year ended	(Inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013
Revenue
Storage rental fee	$-	$ - -	$17,285

Expenses
Administrative services	21,600	21,600	104,466
Bad debt expense	-	-	8,085
Consulting fees	5,740	1,792	16,410
Depreciation	35	48	2,154
Management fees and bonus	121,200	121,200	635,100
Office and miscellaneous	851	974	43,666
Professional fees	37,422	63,106	296,543
Penalties	25,652	-	25,652
Registration and filing fees	11,269	8,288	62,462
Research and marketing	-	-	7,500
Travel and Entertainment	-	-	9,324
Loss before other items	(223,769)	(217,008)	(1,194,077)

Other Items
Interest income	-	-	4,327
Interest Expense	(74,751)	(55,664)	(185,801)
Accretion of Debt Discount	-	(32,992)	(32,992)
Foreign exchange loss	(457)	(789)	(11,466)
Loss on Extinguishment of Debt Note	-	(19,982,676)	(19,982,676)
Impairment of investment	-	-	(10,000)
Net loss	(298,977)	(20,289,129)	(21,412,685)

Other comprehensive income
Foreign currency translation	-	-	5,515
Comprehensive loss	$(298,977)	$(20,289,129)	$(21,407,170)

Basic and diluted loss per share	$0.01	$0.96

Weighted average number of shares outstanding	21,088,680	21,088,680

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
 (Stated in US Dollars)

			April 5, 2004
	Year ended	Year ended	(Inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013

Cash Flows used in Operating Activities
Net loss	$(298,977)	$(20,289,129)	$(21,412,685)
Items not affecting cash:
Bad debt expense	-	-	8,085
Depreciation	32	48	2,154
Accretion of debt discount	-	32,992	32,992
Loss on extinguishment of debt	-	19,982,676	19,982,676
Impairment of investment	-	-	10,000
Changes in non-cash working capital: balances:
Prepaid Expenses	3,478	(3,478)	-
Accounts receivable	-	-	(8,085)
Accounts payable and accrued liabilities	258,649	172,180	1,034,177

Net cash used in operating activities	(36,818)	(104,711)	(350,686)

Cash Flows from Financing Activities
Loans and advances	56,811	108,987	202,810
Repayment of promissory Notes Payable	-	(5,000)	(5,000)
Common stock issued	-	-	297,186
Common stock repurchased	-	-	(62,000)

Net cash provided by financing activities	51,811	103,987	432,996

Cash Flows used in Investing Activities
Acquisition of equipment	-	-	(4,427)
Acquisition of investments	-	-	(64,903)

Net cash used in investing activities	-	-	(69,330)

Effect of exchange rate changes on cash	-	-	9,178

Net increase(decrease) in cash	19,993	(724)	22,158

Cash, beginning	2,165	2,888	-

Cash, ending	$22,158	$2,165	$22,158

Supplemental Information
Interest and taxes paid in cash	$-	$-	$-

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
April 5, 2004 (Date of Inception) to March 31, 2013
(Stated in US Dollars)

					Accumulated
			Additional		Other
		Share	Paid-in		Comprehensive
	Number	capital	Capital	Deficit	Income	Total
Private placement
-at $.000049	20,007,680	$20,008	$(19,022)	$-	$-	$986
- at $.01	2,000,000	2,000	18,000	-	-	20,000
- at $.20	81,000	81	16,119	-	-	16,200
Foreign currency translation	-	-	-	-	380	380
Net loss	-	-	-	(11,573)	-	(11,573)
Balance, August 31, 2004	22,088,680	22,089	15,097	(11,573)	380	25,993
Foreign currency translation	-	-	-	-	1,279	1,279
Net loss	-	-	-	(32,276)	-	(32,276)
Balance, August 31, 2005	22,088,680	22,089	15,097	(43,849)	1,659	(5,004)
Issued for cash:
Private placement-at $.20	1,000,000	1,000	199,000	-	-	200,000
Shares repurchased-at $.20	(2,000,000)	(2,000)	(398,000)	-	-	(400,000)
Capital contribution	-	-	398,000	-	-	398,000
Foreign currency translation	-	-	-	-	4,788	4,788
Net loss	-	-	-	(51,090)	-	(51,090)
Balance, August 31, 2006	21,088,680	21,089	214,097	(94,939)	6,447	146,694
Issued for cash: Private placements-at $.20	300,000	300	59,700	-	-	60,000
Shares repurchased-at $.20	(300,000)	(300)	(59,700)	-	-	(60,000)
Foreign currency translation	-	-	-	-	785	785
Net loss	-	-	-	(54,962)	-	(54,962)
Balance, August 31, 2007	21,088,680	21,089	214,097	(149,901)	7,232	92,517
Foreign currency translation	-	-	-	-	(944)	(944)
Net loss	-	-	-	(128,431)	-	(128,431)
Balance, August 31, 2008	21,088,680	21,089	214,097	(278,332)	6,288	(36,858)
Foreign currency translation	-	-	-	-	(773)	(773)
Net loss	-	-	-	(196,545)	-	(196,545)
Balance, August 31, 2009	21,088,680	21,089	214,097	(474,877)	5,515	(234,176)
Net loss	-	-	-	(208,999)	-	(208,999)
Balance, August 31, 2010	21,088,680	21,089	214,097	(683,876)	5,515	(443,175)
Net loss	-	-	-	(140,703)	-	(140,703)
Balance, March 31, 2011	21,088,680	21,089	214,097	(824,579)	5,515	(583,878)
Extinguishment of debt	-	-	20,015,668	-	-	20,015,668
Net loss	-	-	-	(20,289,129)	-	(20,289,129)
Balance, March 31, 2012	21,088,680	21,089	20,229,765	(21,113,708)	5,515	(857,339)
Net loss	-	-	-	(298,977)	-	(298,977)
Balance, March 31, 2013	21,088,680	$21,089	$20,229,765	$(21,412,685)	$5,515	$(1,156,316)

SEE ACCOMPANYING NOTES

W.S. INDUSTRIES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013
(Stated in US Dollars)

Note 1            Nature of Operations and Ability to Continue as a Going Concern

W.S. Industries Inc. (the "Company" or "W.S.") was incorporated in the State of Nevada, United States of America on April 5, 2004.  Effective July 2, 2008, the Company is listed for trading on the Over-the-Counter Bulletin Board in the United States of America.

On April 22, 2013, the Company entered into an Agreement and Plan of Merger (the "Agreement") among the Company, a wholly owned subsidiary of the Company incorporated in the State of Nevada, Rio Plata Exploration Inc. ("Rio Plata"), a private corporation incorporated under the laws of British Columbia, Canada and the holders of the Company's convertible promissory notes (the "Debt Holders"), which was completed on May 14, 2013 (Note 10).  Rio Plata is in the exploration stage and has an option to purchase 100% of the Metates property, an unproved mineral property, in the State of Sinaloa, Mexico.

The Company's financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles ("GAAP") which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business.  The Company is in the exploration stage.  It has generated only minimal operating revenues to date, and has accumulated losses of $21,412,685 since inception.  The Company has funded its operations through the issuance of capital stock and debt.  Management plans to raise additional funds through equity and/or debt financings.  There is no certainty that further funding will be available as needed.  These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  The Company's ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

Note 2            Significant Accounting Polices

Exploration Stage
The Company is an exploration stage company as defined in the Financial Accounting Standards Board ("FASB") ASC 915-10 as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's exploration stage activities.

Foreign Currency Translation
The functional currency for the Company's operations is the US dollar. Monetary assets and liabilities denominated in Canadian dollars are translated into US dollars at the exchange rate prevailing at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing at the respective transaction dates while revenues and expenses are translated at the average exchange rate during the year. Exchange gains and losses are recognized in the statement of operations.

Equipment and Depreciation
The Company records computer equipment at cost and provides for depreciation at a rate of 30% per annum for computer equipment both using the declining balance method.  Additions during the year are amortized at one-half rates.

Income Taxes
The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 "Accounting for Income Taxes".  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has adopted the provisions of ASC 740 which prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return.

Basic and Diluted Loss per Share
The Company reports basic loss per share in accordance with ASC 260-10, "Earnings per Share". Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the respective period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net loss position at the calculation date.  At March 31, 2013 the Company had no outstanding common stock equivalents.

Accounting Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to estimates made on initial recognition of convertible promissory notes and deferred income tax rates.

Long Lived Assets
The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Unproven Mineral Properties
Realization of the Company's investment in and expenditures on unproven mineral properties is dependent upon the establishment of legal ownership, the attainment of successful production from the properties or from the proceeds of their disposal.

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

Financial Instruments
The estimated fair values for financial instruments are determined at points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts payable, convertible promissory notes and loans and advances approximates their carrying value due to their short-term nature.

Recently Adopted Accounting Guidance
The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

Note 3            Equipment

	March 31, 2013

		Accumulated
	Cost	Depreciation	Net
Computer equipment	$1,940	$1,853	$87

	March 31, 2012

		Accumulated
	Cost	Depreciation	Net
Computer equipment	$1,940	$1,821	$119

Note 4            Loans and Advances

Loans and advances totalling $175,427 (March 31, 2012 - $118,616) are unsecured, non-interest bearing and have no specific terms of repayment (Note 5).

Note 5            Related Party Transactions

During the year ended March 31, 2013, the Company incurred management fees of $31,200 (2012 - $31,200) to a director of the Company. As at March 31, 2013, accounts payable included $54,800 (2012 - $23,600) payable to the director of the company.

As at March 31, 2013, loans and advances includes an advance of $67,669 (2012 $ - $70,000) due to a director and officer of the Company (Note 4).

During the year ended March 31, 2013, the Company incurred administrative fees of $21,600 (2012- $21,600) to the spouse of a director of the Company. As at March 31, 2013, accounts payable included $41,400 (2012 -$19,800) payable to the spouse of an officer of the Company.

As at March 31, 2013, $176,300 (2012 - $176,300) of the non-interest bearing promissory notes are due to an officer of the Company and his spouse.

Note 6             Commitment

On March 1, 2008, the Company entered into an agreement whereby the Company is obligated to pay $7,500 per month in return for management services.  The agreement has no fixed term; however, accrued fees incur interest at a rate of 15% per annum whereby interest is compounded quarterly.  In connection with this agreement, the Company has incurred $90,000 during the year ended March 31, 2013 (2012 - $90,000) in management fees and accrued interest of $74,752 during the 2013 (2012 - $52,193).

Note 7             Convertible Promissory Notes

	March 31, 2013	March 31, 2012
Convertible promissory note payable, unsecured, bearing interest at 15% per annum compounded quarterly, due April 1, 2012	$288,670	$288,670
Convertible promissory notes payable with a face value of $252,294 and a fair value of $219,302 at issuance and including accumulated accretion of $32,992 (March 31, 2012 - $32,992), unsecured, non-interest bearing, due April 1, 2012	247,294	247,294
	$535,964	$535,964

On April 1, 2011, the Company agreed with certain of its creditors to settle $540,964 in amounts owed in respect of accrued management and administrative fees as well as loans and advances payable to those creditors in exchange for convertible promissory notes in the same amount.  The Company accounted for the transaction as an extinguishment of debt and recorded a loss on extinguishment of $19,982,676 as a result of recording the new promissory notes at their fair value of $20,523,640.  The fair value of the notes was determined with reference to the quoted market price of the Company's shares multiplied by the number of common shares of the Company that would be issued upon conversion of the notes.  The premium of the fair value of the notes over the principal balances totaling $20,015,668 was recorded as additional paid-in capital.

These notes matured on April 1, 2012 and bore no terms of interest except for the note in the amount of $288,670 which bears interest at the rate of 15% per annum.  The non-interest bearing convertible notes with an aggregate face value of $252,294 were discounted using an estimated market discount rate of 15% and their fair value was calculated to be $219,302 at issuance.  The difference of $32,992 was accreted over the life to maturity using the effective interest rate method. During the year ended March 31, 2013, the Company recorded accrued interest of $74,752 (2012 - $55,664).

The terms of the convertible promissory notes allow the note holders to elect to convert the principal and accrued interest thereon at any time during the term of the notes into common shares at $0.01 per share.  The conversion features of these notes are without price re-set or cash settlement clauses and therefore have not been bifurcated and recorded as a derivative liability.

As at March 31, 2013, $176,300 (2012 - $176,300) of the non-interest bearing promissory notes are due to an officer of the Company and his spouse.

Subsequent to the year ended March 31, 2013, the Company settled all of the convertible promissory notes by issuing 5,000,000 common shares to the debt holders (Note 10).

Note 8             Capital stock

Authorized:  150,000,000 common shares

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

Note 9            Income taxes

The significant components of the Company's deferred tax assets are as follows:

	March 31, 2013		March 31, 2012
Deferred tax assets	$		$
Net operating losses carry forward		446,890		345,238
Less: valuation allowance		(446,890)		(345,238)
Deferred tax assets		$-		$-

Statutory rate applied to loss before income taxes		$101,652		$6,898,304
Loss on extinguishment of debt		-		(6,805,327)
Permanent differences		-		(28,000)
Change in valuation allowance		(101,652)		(64,977)
Income tax expense		$-		$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.  As management of the Company does not currently believe that it is more likely-than-not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established.

At March 31, 2013, the Company has incurred accumulated net operating losses totaling approximately $1,314,000 (2012 - $1,015,000) which are available to reduce taxable income in future taxation years.

Note 10         Subsequent events

a)
Pursuant to the Agreement, the Company agreed to acquire all of the issued and outstanding shares of common stock of Rio Plata by issuing 28,000,000 shares of its common stock and, as a result, the former shareholders of Rio Plata will control approximately 85% of the issued and outstanding common shares of the Company. The acquisition is a reverse takeover and therefore has been accounted for using the acquisition method with Rio Plata as the accounting acquirer (legal subsidiary) and continuing entity for accounting and financial reporting purposes, and the Company as the legal parent (accounting subsidiary).  Effective with the Acquisition, the Debt Holders of the Company have consented to the conversion of $535,964 of convertible notes into 5,000,000 shares of the Company. The fair value of assets acquired and liabilities assumed by Rio Plata are as follows:

Cash	$22,158
Property and equipment	87
Accounts payable and accrued liabilities	(467,170)
Loans and advances payable	(175,427)
$(620,352)

b)	Upon completion of the reverse takeover, the Company took on Rio Plata's loans payable.

Details of the loan balance outstanding as of May 14, 2013 (completion of Merger):

	Maturity Date	May 14, 2013

Short term loans payable - face value	06/30/10 (i),(ii),(iii)	$10,328
	12/31/10 (i),(ii),(iii)	14,754
	03/31/11 (i),(ii),(iii)	54,000
	08/31/11 (i),(ii),(iii)	113,114
	12/31/12 (i),(ii),(iii)	260,654
Balance		$452,850

(i)	At May 14, 2013 these loans had matured, are in default and are due on demand.

(ii)	Accrued interest at 15% per annum, calculated semi-annually and are unsecured.

(iii)	As additional consideration, bonus common shares are to be issued to the lenders. Management estimated the fair value of the shares based on inputs such as the most recent share subscriptions.

Subsequent to year end and prior to the RTO, the Company issued 1,720,004 bonus shares owing under its loan agreements to various debt holders. The fair value of the bonus shares issued was estimated to be $165,874.

Subsequent to year end, and prior to the RTO, various debt holders converted loans in the principal amount of $1,591,192 plus interest to 6,338,423 common shares. The fair value of the shares issued was estimated to be $602,974. Accordingly, a gain on the conversion of the debt of $1,176,328 has been recorded.  $46,704 of the loans converted were due to a director of the Company. The gain on the settlement of the related party debt of $30,534 has been recorded in additional paid in capital.

The loans may be converted to common shares of the Company at the option of the holder at the Company's next financing at the same terms of the financing.

c)
On June 9, 2008, Rio Plata entered into an Option Agreement (the "Option Agreement") providing the right to acquire up to a 100% interest in mineral claims located in Mazatlan, Sinaloa, Mexico. The Option Agreement was renegotiated and amended on August 27, 2010 following the transfer of the underlying title to the claims to a third party, and amended again on April 24, 2013. Under the terms of the amended Option Agreement, covering the Metates Project claim group and any new claims within an agreed upon area of interest, Rio Plata has an option to purchase 100% interest in mining concessions by making payments under the amended Option Agreement as follows (plus applicable Value Added Taxes):

$750,000	(paid).
$450,000	Due July 15, 2013 (not paid).
$2,000,000	Due July 15, 2014.

Since the Company did not make the payments by July 15, 2013 and July 15, 2014 above, the payment terms revert to the following:

$450,000	Due July 15, 2013 (not paid).
$600,000	Due January 15, 2014 (not paid).
$650,000	Due July 15, 2014
$750,000	Due January 15, 2015
$2,000,000	Due January 15, 2016

Under the Option Agreement, the Company shall pay a royalty of 0.5% calculated on the Net Smelter Returns ("NSR") as long as the option is exercised by January 15, 2014. If the option is not exercised by that date, the royalty shall be 0.33% calculated on the NSR on the minerals extracted on the concessions.

In addition, the Company is entitled to a net production royalty of 20% from the tailings and ore refined by the optionor from the effective date of the agreement. The Company has a pledge of the optionor's production assets as a performance guarantee.

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

d)
On September 5, 2013, the Company entered into 3 consulting agreements for a term of 1 year. Under the agreements, the Company is to issue 400,000 shares to each of the consultants as a sign on bonus to be issued to them at the time of their choosing during the term of the agreement. Subsequent to March 31, 2013, the Company issued 1,200,000 shares with a fair value of $120,000 under the September 5, 2013 agreements. The shares under the November 1, 2013 agreement have not been issued to one of the consultants. Accordingly, the fair value of the compensation expense of $60,000 has been recorded as an obligation to issue shares in these financial statements.

e)
On November 5, 2013, the Company entered into an Option Agreement (the "Option Agreement") providing the right to acquire initially 55% undivided interest and ultimately an 80% undivided interest in the Solomon Pillars Gold Property located in Townships of Walters and Leduc in Beardmore, Ontario. Under the terms of Option Agreement, covering the Solomon Pillars Gold Property the Company has an option to earn 80% interest in mining concessions by making payments under the Option Agreement as follows:

$ CAD25,000	Upon signing the Option Agreement (paid);
$ CAD30,000	Due November 5, 2014 (In cash or shares at the Company's option); and
$ CAD40,000	Due November 5, 2015 (In cash or shares at the Company's option).

The Company must also incur exploration expenditures as follows:

•	$50,000 in exploration expenditures by November 5, 2014;
•	An additional $100,000 in exploration expenditures by November 5, 2015; and
•	An additional $150,000 in exploration expenditures by November 5, 2016.

The Company has the exclusive right to a one-time option to increase the undivided interest from 55% to 80% by making a payment of $250,000 within 90 days of completing the initial earn-in and exercising of the option. Once the initial interest is earned by the Company in the Solomon Pillars Gold Property, the Company and the optionor will fund continuing exploration and development costs on a pro-rata basis according to their equity in the Solomon Pillars Property. The Company will be the project operator.

The Solomon Pillars Gold Property is divided into two sets of claims each with a different royalty structure. The "Solomon Pillars" on the eastern section of the Solomon Pillars Property has a NSR of 1%. The "King Solomon Pillars" on the western section of the Solomon Pillars Property has a 3% NSR on precious metals with a 1% buyback provision for $1,500,000 and is subject to a $25,000 annual advance royalty payment preceding the commencement of commercial production.

The Agreement may be terminated in the event any of the payments set forth above are not paid, or upon written notice by the Company.

f)	On September 5, 2013, the Company issued 100,000 shares with a fair value of $10,000 to a director of the Company as compensation for management fees

g)	On July 23, 2013, the Company had forgiven related party advances of $509,723.

h)
On March 26, 2014, the Company completed the sale of 5,967,500 units of the Company' at a price of $0.10 per unit, with each unit being comprised of one share of common stock and one-half of a share purchase warrant with each full warrant exercisable to acquire one share at a price of $0.25 per share for a period of 24 months. Total gross proceeds was $596,750

i)
On March 31, 2014, the Company entered into a consulting agreement. Under the terms of the agreement, the consultant will receive options to acquire 100,000 shares of common stock at an exercise price of $0.25 per share, a monthly consulting fee of $2,000 per month, and 400,000 restricted shares of common stock to be issued to the consultant on February 1, 2015, provided the consultant is furnishing services to the Company on said date. The agreement continues on a month-to-month basis until terminated by either party.

j)
On March 31, 2014, the Company entered into a consulting agreement for a term of one year. Under the terms of the agreement, the consultant will receive 400,000 restricted shares of common stock, a monthly consulting fee of $5,000 per month, and the participation in the Company's stock option plan on an annual basis with an initial 100,000 options to be issued to the consultant with an exercise price of $0.25 per share.

k)
On March 31, 2014, the Company entered into a consulting agreement with a term ending on January 31, 2015. Under the terms of the agreement, the consultant will receive (i) options to acquire up to 2,000,000 shares of common stock at an exercise price of $0.10 per share exercisable for a period of 5 years; (ii) an allotment of shares for each property acquisition identified by the consultant and completed by the Company, or sale of a property where the purchaser is identified by the consultant; (iii) a monthly consulting fee of $15,000 per month; and, (iv) participation in the stock option plan on an annual basis with an initial 200,000 options issued to the consultant with an exercise price of $0.25 per share.

On April 22, 2014, this consulting agreement was revised. The consultant will receive (i) options to acquire up to 2,000,000 shares of common stock at an exercise price of $0.10 per share exercisable for a period of 5 years; (ii) an option to acquire shares of common stock for $0.01 per share for a period of 5 years for each mining property acquisition where the purchaser is identified in whole or in part by the consultant; (iii) a monthly consulting fee of $15,000 per month; and, (iv) participation in the stock option plan on an annual basis with an initial 200,000 options to issue to the consultant with an exercise price of $0.25 per share. The agreement has a term ending on January 31, 2015.

l)
On April 17, 2014, the Company entered into seven agreements to convert $230,375 of debt owed to 2,303,750 units. Each unit is comprised of one share of common stock and one-half redeemable warrant. Each full warrant is exercisable into one restricted common share at the price of $0.25 for two years. The warrants are redeemable by the Company if the stock trades above $0.40 for five consecutive trading days.

m)
On May 9, 2014, the Company entered into a definitive agreement with Redstone Resources Corporation, a Nevada corporation, ("Redstone") to acquire 100% of the total outstanding shares of common stock of Redstone. Redstone currently owns the Zonia Copper Project located in Yavapai County, Arizona.

Under the terms of the agreement, the Company will be making a $500,000 First Tranche investment into Redstone over six monthly installments of $83,333 and acquiring 2,500,000 shares of Redstone's common stock at a price of $0.20 per share for a 4.94% equity position.

Upon completion of the First Tranche investment, the Company will make a $1,500,000 Second Tranche investment to acquire an additional 7,500,000 shares of Redstone's common stock at a price of $0.20 for a 19.76% total equity position in Redstone.

Upon completion of the Second Tranche investment, the Company will have twelve months to complete a Third Tranche investment of $4,500,000 to acquire an additional 22,500,000 shares of Redstone's common stock at a price of $0.20 per share for a 44.45% total equity position in Redstone.

Convertible warrants will also be received from Redstone which will allow the Company to acquire additional shares of common stock that will result, if exercised, in the Company's ownership interest in Redstone to increase to 62.3%.

The Company will have the ability to increase the total percentage ownership in Redstone to 75% for consideration of $3,373,851. The Company can increase its ownership of Redstone to 100% by purchasing the remaining outstanding shares of common stock of Redstone for consideration of $6,426,149 or 7% of the net present value as determined by the Feasibility Study on the Zonia property.

In the event that the Company does not convert the warrants into common stock, Redstone will have the right and option to purchase in one or more transactions up to 100% of the securities acquired by the Company in the Second and Third Tranche purchase transactions at a cost equal to the Company's total investment in the shares that Redstone elects to repurchase.

n)
On May 16, 2014, the Company entered into an agreement with Placer Mining Corporation, a Nevada corporation ("Placer"), which owns that certain mining property known as the Bunker Hill Mine, near Kellogg, Idaho ("Bunker" or the "Property") in which the Company will have the exclusive right to evaluate and perform due diligence on the Property until August 15, 2014 (the "Review Period").  Upon completion of the Review Period, the parties expect to negotiate and enter into option and exclusivity agreements (the "Option Agreements") whereby the Company can acquire the interests of Placer shareholders upon satisfaction of certain terms and conditions to be negotiated.

During the Review Period, Placer agrees it will not, directly or indirectly, solicit, initiate, assist, facilitate, promote or encourage proposals or offers from, entertain or enter into discussions or negotiations with, or provide information relating to the Property, including, but not limited to any and all due diligence materials, to any persons, entity or group in connection with the sale of the Property or any interest therein, or any amalgamation, merger, consolidation, arrangement, or sale of all or substantially all of the assets of Placer.

In consideration for the Review Period, Silver Stream will pay Placer the sum of $60,000 USD (Sixty Thousand Dollars) per month, on a payment schedule of $15,000 USD (Fifteen Thousand Dollars) per week on Friday, commencing Friday, May 16, 2014, with payments concluding Friday, August 1, 2014. However, the Review Period will extend until Friday, August 15, 2014.  Silver Stream will have a seven (7) day grace period in the event a payment to Placer is delayed for any reason. If a payment is delayed beyond the seven (7) day grace period, the Agreement will automatically terminate and neither Placer nor Silver Stream will have any obligation to one another from that date forward.

In the event Placer terminates this Agreement in order to accept another offer, or for any reason whatsoever, then Placer will pay Silver Stream a breakup fee in the amount of $5,000,000 USD (Five Million Dollars USD) within fifteen (15) days of notifying Silver Stream in writing of such termination.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports our company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required due to the material weaknesses in internal control over financial reporting described below.

(a) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility.  Estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control- Integrated Framework. Our management has concluded that, as of March 31, 2013, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include, but is not limited to, the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis; however these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting during our fiscal year ended March 31, 2013 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9 B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Our officers and directors will serve until their respective successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

As of March 31, 2013, our executive officers and directors, their age and positions are set forth below:

Name	Age	Position

Fraser Campbell	54	President, Chief Executive Officer,
		Chief Financial Officer. and Director

James F. Dempsey	60	Secretary, Treasurer, and Director

James F. Dempsey resigned as President, Chief Executive Officer on January 06, 2011, and Fraser Campbell was appointed as President, Chief Executive Officer and CFO. Mr. Campbell is a partner and director of First Growth Management ("FGM"), a private equity company which invests both capital and varied management resources in small to mid-sized businesses with attractive growth potential. Mr. Campbell has held a number of executive positions in FGM investee companies including as President of Modu-Loc Fence Rentals Ltd., IFCO Systems Canada and PalEx Canada. Mr.Campbell is a Director of Pacific Safety Products. Mr.Campbell studied Geology and Chemistry at University of Alberta and Concordia University.

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

BOARD MEETINGS AND COMMITTEES

The Board of Directors held a total of two meetings during the period from inception through March 31, 2013. No director attended fewer than 75% of all meetings of the Board of Directors during this period. The Company has no committees.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception to March 31, 2013, for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
Names Executive Officer & Principal Position		Annual Compensation			Awards	Payouts	Securities	Long Term Compensation
	Year Ended	Salary	Bonus	Other Annual Compensation	Under SARS	Restricted Shares or Restricted Options	Other Shares or LTIP
		(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
James F. Dempsey	2013	31,200	0	0	0	0	0	0
Treasurer & Secretary	2012	31,200	0	0	0	0	0	0

Fraser Campbell	2013	0	0	0	0	0	0	0
President & CFO	2012	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock as of March 31, 2013 for (i) each executive officer (ii) each director, (iii) each person known to us to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.

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

In addition, we issued 101,000 shares to Carolyn Davis - wife of James Dempsey, and 1,000 shares to each of Bob Delaney - Uncle to James Dempsey, Emily and Rebecca Dempsey - daughters of James Dempsey, Coleen Dempsey – mother of James Dempsey, for consideration of $0.20 per share.

In addition, Carolyn Davis also purchased 100,000 shares of the Company's Common Stock, for consideration of $0.20 per share, in the offering conducted pursuant to the Company's SB-2 registration statement declared effective by the SEC as of September 19, 2005.

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

During the year ended March 31, 2013, the company incurred management fees of $31,200 (March 31, 2012: $31,200) payable to James F. Dempsey, who is Treasurer and director of the company. As at March 31, 2013, accounts payable included $54,800 (March 31, 2012: $23,600) in management fees payable to James F. Dempsey.

As at March 31, 2013, loans and advances included an advance of $67,669 (March 31, 2012: $70,000) from James F. Dempsey.

Pursuant to a resolution dated June 1, 2008, the spouse of an officer of the Company is to be paid monthly to provide administrative services to the Company at a rate of $1,800 per month. The amount may be adjusted from time to time at the discretion of the Board of Directors.

During the year ended March 31, 2013, the Company incurred administrative fees of $21,600 (March 31, 2012: $21,600) payable to the wife of an officer of the Company. As at March 31, 2013, accounts payable included $41,400 (March 31, 2012: $19,800) in administrative services payable to the wife of an officer of the Company.

On April 1, 2011, the Company agreed with related parties to settle $181,300 in amounts owed in respect to accrued management expenses for James F. Dempsey ($118,300) and accrued administrative fees to Carolyn Davis ($63,000) in exchange for convertible promissory notes in the same amount. The Company accounted for the transaction as an extinguishment of debt new promissory notes issued at their fair value. The fair value of the notes was determined with reference to the quoted market price of the Company's shares multiplied by the number of common shares of the Company that would be issued upon conversion of the notes. These convertible promissory notes became due on April 01, 2012 but company could not pay due to lack of funds and is still negotiating with the related parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $53,803 for the year ended March 31, 2013 and $37,422 for the year ended March 31, 2012.  The auditor was BDO Canada LLP.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph was $nil for both the year ended March 31, 2013 and March 31, 2012.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $nil for the year ended March 31, 2013 and $6,879 for the year ended March 31, 2012.  The tax preparer was BDO Canada LLP.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years ended March 31 2013 and 2012 for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was $nil.

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

Reports on Form 8-K: No reports were on filed on Form 8K during the period ended March 31, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day May, 2014.

W. S. INDUSTRIES, INC.

By:	TERRENCE BYBERG
Terrence Byberg
President, Chief Executive Officer and Director

By:	DONALD BOSSERT
Donald Bossert
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

TERRENCE BYBERG	President, Chief Executive Officer and	May 27, 2014
Terrence Byberg	Director

DONALD BOSSERT	Chief Financial Officer and Director	May 27, 2014
Donald Bossert

R.M. ROBB	Director	May 27, 2014
R. M. (Mike) Robb

	Director	May ____, 2014
Peter Calder