Form 10-Q/A
period 2013-12-31
SILVER STREAM MINING CORP.
filed 2014-06-24
CIK 1310497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A-1

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 000-52752

SILVER STREAM MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0439650
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

  9550 South Eastern Avenue
Suite 253, Las Vegas, NV 89123
 (Address of principal executive offices)

(702) 818-1775
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐ 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 19, 2014, the registrant’s outstanding common stock consisted of 37,431,000 shares.

REASON FOR AMENDMENT

This amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2013, is to respond to one comment from the SEC relating to Registrant’s adoption of ASU No. 2011-05. No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

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

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	3 months ended December 31,		9 months ended December 31,		From August 16, 2006 (Inception) to December 31,
	2013	2012	2013	2012	2013
Expenses

Consulting fees	$168,141	$800	$383,335	$20,700	$423,103
Depreciation	-	-	87	-	87
Filing fees	9,886	-	32,434	3,955	78,491
Investor relations	-	(20,000)	-	2,000	3,803
Management fees	17,322	7,500	27,145	22,500	222,646
Mineral exploration costs	161,966	5,235	359,888	24,167	1,940,900
Office and miscellaneous	2,650	5,814	16,402	16,277	208,739
Professional fees	45,377	2,770	47,445	2,770	505,506
Stock-based compensation	-	-	-	-	154,334
Travel and promotion	15,756	4,655	53,778	13,037	99,427
Loss before other items	(421,098)	(6,774)	(920,514)	(105,406)	(3,637,036)
Other items
Foreign exchange gain (loss) realized	12,205	-	2,057	-	2,057
Gain on debt settlement	25,968	-	1,176,328	-	1,176,328
Interest expense	(160,597)	(90,104)	(325,486)	(208,999)	(868,602)
Mineral property impairment	(957,980)	-	(957,980)	-	(991,913)
Impairment of IVA receivable	(263,707)	-	(263,706)	-	(263,707)

Net loss	$(1,765,209)	$(96,878)	$(1,289,301)	$(314,405)	$(4,582,873)

Other comprehensive loss:
Translation gain	47,401	(4,283)	142,204	(12,850)	178,672

Comprehensive loss	$(1,717,808)	$(101,161)	$(1,147,097)	$(327,255)	$(4,582,873)

Loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of shares outstanding	37,431,000	12,940,367	37,431,000	12,940,367

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock
			Additional	Obligation			Cumulative
	Number of		Paid-in	to issue	Subscriptions	Accumulated	Translation
	Shares #	Amount $	Capital $	Shares $	Receivable $	Deficit $	Adjustment $	Total $
Balance at August 16, 2006 (Inception)	-	-	-	-	-	-	-	-
Common stock issued for cash	9,372,500	558,157	-	-	-	-	-	558,157
Stock-based compensation	-	-	150,372	-	-	-	-	150,372
Subscriptions receivable	-	-	-	-	(275,569)	-	-	(275,569)
Net loss for the year	-	-	-	-	-	(296,251)	-	(296,251)
Translation adjustment	-	-	-	-	-	-	11,881	11,881
Balance at March 31, 2007	9,372,500	558,157	150,372	-	(275,569)	(296,251)	11,881	(148,590)
Subscriptions receivable	-	-	-	-	78,988	-	-	78,988
Obligation to issue shares	-	-	-	50,340	-	-	-	50,340
Net loss for the year	-	-	-	-	-	(207,264)	-	(207,264)
Translation adjustment	-	-	-	-	-	-	25,577	25,577
Balance at March 31, 2008	9,372,500	558,157	150,372	50,340	(196,581)	(503,515)	37,458	96,231
Common stock issued for cash	1,605,400	390,754	-	-	-	-	-	390,754
Subscriptions receivable	-	-	-	-	196,581	-	-	196,581
Shares issued	-	-	-	(50,340)	-	-	-	(50,340)
Net loss for the year	-	-	-	-	-	(470,751)	-	(470,751)
Translation adjustment	-	-	-	-	-	-	(42,709)	(42,709)
Balance at March 31, 2009	10,977,900	948,911	150,372	-	-	(974,266)	(5,251)	119,766
Common stock issued for cash	1,200,000	111,169	-	-	-	-	-	111,169
Common stock issued-loan arrangements	70,400	6,577	-	-	-	-	-	6,577
Net loss for the year	-	-	-	-	-	(211,221)	-	(211,221)
Translation adjustment	-	-	-	-	-	-	20,680	20,680
Balance at March 31, 2010	12,248,300	1,066,657	150,372	-	-	(1,185,487)	15,429	46,971
Common stock issued-loan arrangements	272,066	24,674	-	-	-	-	-	24,674
Net loss for the year	-	-	-	-	-	(342,281)	-	(342,281)
Translation adjustment	-	-	-	-	-	-	(13,045)	(13,045)
Balance at March 31, 2011	12,520,366	1,091,331	150,372	-	-	(1,527,768)	2,384	(283,681)
Common stock issued- loan arrangements	43,336	4,205	-	-	-	-	-	4,205
Obligation to issue shares	-	-	-	30,906	-	-	-	30,906
Net loss for the year	-	-	-	-	-	(453,888)	-	(453,888)
Translation adjustment	-	-	-	-	-	-	16,971	16,971
Balance at March 31, 2012	12,563,702	1,095,536	150,372	30,906	-	(1,981,656)	19,355	(685,487)
Obligation to issue shares	-	-	-	135,259	-	-	-	135,259
Net loss for the year	-	-	-	-	-	(1,311,915)	-	(1,311,915)
Translation adjustment	-	-	-	-	-	-	(17,133)	(17,133)
Balance at March 31, 2013	12,563,702	1,095,536	150,372	166,165	-	(3,293,571)	36,468	(1,845,030)
Conversion of loans	6,338,423	6,338	627,170	-	-	-	-	633,508
Bonus shares issued	1,720,004	1,720	164,154	(165,874)	-	-	-	-
Share exchange and recapitalization:								-
Debt conversion	5,000,000	5,000	563,002	-	-	-	-	568,002
Shares cancelled of WSI	(17,957,680)	(17,958)	17,958	-	-	-	-	-
Shares issued to former shareholders of Rio Plata	28,000,000	28,000	562,445	-	-	-	-	590,445
Recapitalization adjustment	466,551	(1,082,505)	(73,809)	-	-	(707,080)	-	(1,863,395)
Forgiveness of related party debt	-	-	509,723	-	-	-	-	509,723
Compensation expense	1,300,000	1,300	128,700	60,000	-	-	-	190,000
Net loss for the period	-	-	-	-	-	(1,289,301)	-	(1,289,301)
Translation adjustment	-	-	-	-	-	-	142,204	142,204
Balance at December 31, 2013	37,431,000	37,431	2,649,715	60,291	-	(5,289,952)	178,672	(2,363,843)

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From August 16,
			2006 (Inception)
	Six months ended September 30,		to September 30,
	2013	2012	2013

Cash flows used in operating activities:
Net income (loss)	$(1,289,301)	$(224,940)	$(4,582,872)

Items not affecting cash:
Accretion of loans	86,036	3,123	197,555
Stock-based compensation	-	-	154,334
Accrued interest	233,157	-	625,021
Gain on debt settlement	(1,176,328)	-	(1,176,328)
Consulting fees	190,000		190,000
Impairment of mineral property	957,980		957,980
Impairment of IVA receivable	263,707		263,707

Changes in working capital:
HST receivable	(15,268)	-	(279,263)
Prepaid expenses	2,462	3,926	(21)
Accrued liabilities	(3,376)	-	45,765
Accounts payable	255,234	187,879	372,198
Net cash used in operating activities	(495,697)	(30,011)	(3,231,924)

Cash flows used in investing activities:
Mineral property acquisition	(23,505)	-	(981,485)
Net cash used in investing activities	(23,505)	-	(981,485)

Cash flows provided by financing activities:
Issuance of common stock	-	-	1,095,536
Short term loans	434,960	27,881	3,200,742
Net cash provided by financing activities	434,960	27,881	4,296,278

Effects of foreign currency translation	(89,798)		(68,302)
		-
Decrease in cash	(174,040)	2,130	14,567

Cash, beginning of period	188,607	2,165	-

Cash, end of period	$14,567	$35	$14,567

Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Pursuant to the Agreement, the Company agreed to acquire all of the issued and outstanding shares of common stock of Rio Plata by issuing 28,000,000 shares of its common stock and, as a result, the former shareholders of Rio Plata will control approximately 77% of the issued and outstanding common shares of the Company. The acquisition is a reverse takeover (“RTO”) and therefore has been accounted for using the acquisition method with Rio Plata as the accounting acquirer (legal subsidiary) and continuing entity for accounting and financial reporting purposes, and the Company as the legal parent (accounting subsidiary) (Note 5). These financial statements include the operations of Rio Plata for the nine months ended December 31, 2013 together with the operations of the Company from May 14, 2013 to December 31, 2013.

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
 Issued and outstanding 36,131,000.

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

On September 5, 2013, the Company entered into 3 consulting agreements for a term of 1 year, and on November 1, 2013, the Company entered into another consulting agreement for a term of 1 year. Under the agreements, the Company is to issue 400,000 shares to each of the consultants as a sign on bonus to be issued to them at the time of their choosing during the term of the agreement. During the nine months ended December 31, 2013, 2013, the Company issued 1,200,000 shares with a fair value of $120,000 under the September 5, 2013 agreements. As at December 31, 2013, the shares under the November 1, 2013 agreement have not been issued to one of the consultants. Accordingly, the fair value of the compensation expense of $60,000 has been recorded as an obligation to issue shares in these financial statements.

During the nine months ended December 31, 2013, the Company issued 100,000 shares with a fair value of $10,000 to a director of the Company as compensation for management fees.

NOTE 6 – RELATED PARTY DISCLOSURES

As at December 31, 2013, $67,738 (March 31, 2013 - $777) due to directors of the Company were included in trade payables. During the 9 months ended December 31, 2013, rent of $9,000 (December 31, 2012 - $9,000) and management fees of $22,500 (December 31, 2012 - $22,500) was paid to companies owned by a director of the Company.

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

Operating Activities

Operating activities used cash of $495,697 for the nine months ended December 31, 2013, compared to $30,011 for the nine months ended December 31, 2012. An increase in accounts payable provided cash of $255,234 in the current period, compared to $187,879 in the prior period. An increase in accounts receivable used cash of $15,268 in the nine months ended December 31, 2013, compared to $nil in the prior period.  A decrease in prepaid expenses provided cash of $2,462 in the nine months ended December 31, 2013, compared to $3,926 in the prior period. A decrease in accrued liabilities used cash of $3,376 in the current period, compared to $nil in the prior period.

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

ITEM 3.                          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                          OTHER INFORMATION.

None.

ITEM 6.                          EXHIBITS.

Exhibit	Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Silver Stream Mining Corp.

Date: June 23, 2014	TERRENCE BYBERG
Terrence Byberg
President and Chief Executive Officer

Date: June 23, 2014	DONALD BOSSERT
Donald Bossert
Chief Financial Officer