Form 10-K/A
period 2014-03-31
SILVER STREAM MINING CORP.
filed 2014-07-30
CIK 1310497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2014 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other significant changes have been made to this Form 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-K.

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

The largest disturbance on the property is a deeply eroded tailings pile that exists just downslope from the old mill on the property. It is unknown when the bulk of these tailings were produced, but a small amount was produced by recent processing that was done at the existing mill. The tailings lie in a steep canyon and are deeply eroded. It is unlikely that any of these tailings were produced during the main period of mining on the property, 1880 – 1910.

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

Gold and silver may occur as electrum at Metates.  The veins exposed in the workings are thoroughly oxidized with only the un-oxidized material remaining un-mined.  Minor amounts of chalcopyrite, pyrite, galena and sphalerite were noted in a petrographic examination of samples. However, the small amount of sulfides seen in those samples are likely due to the strong oxidation of the sampled materials. Samples of sulfide portions of the vein, collected in the lower, mixed oxide-sulfide part of the vein exposed in the lower workings at Metates, show 20 – 25% sulfide content; consisting primarily of galena and sphalerite, with accessory chalcopyrite and acanthite. Samples also showed evidence of multiple stages of brecciation and re-cementation, both of which are common in such systems.

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

Metates Mine Sampling

The channel sampling in the Metates Mine workings was reviewed by the Company's consultant Douglas Wood in June 2013.  He observed that many sample "channels" were really only chip-channel samples that were only a few inches wide and very shallow, barely scraping the rock surface – certainly not 25 cm wide and several cm deep, as reported in the 2013 Technical Report.  The samples were taken with little regard to vein-wallrock contacts, thus greatly diluting what may have been called vein samples.  In his 2013 report Munroe stated that the previously exploited high grade zone was 80 to 100 meters in length and extended from Level 1 to Level 5, a vertical distance of 150 meters, and mined widths of this zone ranged from 1 to 3 meters.  Mr. Wood observed that in actuality the mined-out higher grade stopes were much smaller than that, consisting of rod-like minerals shoots raking very steeply within the vein.  It is correct that the mine workings extend over an interval of 80 to 100 meters along strike.  However, in reality, there were several much smaller stopes distributed over this distance with substantial pillars of waste or low grade mineralization separating them.

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

Metates Project Budget – Fiscal Year 2015

A proposed program and conservative budget for the next fiscal year ending March 31, 2015 is as follows:

Metates Mine detailed mapping and sampling:
Contract Geologist – 6 weeks, including expenses	$25,000
Conduct Metates underground mapping
Manage sampling team
Map other workings
Plot geology and assays on sections and plans
Engineer/Surveyor – one month, including expenses	$15,000
Check or re-survey workings
Manage re-opening of old workings
Survey other old workings
Samplers – one month	$10,000
Two teams of two people
Sample Metates Mine and any other workings
Reconnaissance person (e.g. Mr. Fitch) – 3 weeks	$8,000
Search for additional old workings
Two local helpers
Camp Cook and helper – one month	$5,000
Keep camp clean and feed the people
Includes food, water, fuel, supplies
Administration and contingencies	$12,000
Vehicle rentals	$5,000

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

Under the terms of the Option Agreement, we have been granted the option to earn a 55% interest in the Solomon Property by fulfilling the following:

·	An initial payment of CDN$25,000 payable to Sage upon signing the Option Agreement, which has been paid
·
CDN$50,000 of exploration expenditures to be incurred on the Solomon Property and a payment of CDN$30,000 (cash or shares at the Company's option) to Sage on or before the first anniversary of the effective date of the Option Agreement

·
An additional CDN$100,000 of exploration expenditures to be incurred on the Solomon Property and a payment of CDN$40,000 (cash or shares at the Company's option) payable to Sage, on or before the second anniversary of the effective date of the Option Agreement

·	An additional CDN$150,000 of exploration expenditures to be incurred on the Solomon Property on or before the third anniversary of the effective date of the Option Agreement.

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

ITEM 4.                          MINE SAFETY DISCLOSURES.

None

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on OTCBB under the symbol "AGSM."

Fiscal Year – 2014	High Bid	Low Bid
Fourth Quarter: 01/01/14 to 03/31/14	$0.99	$0.1453
Third Quarter: 10/01/13 to 12/31/13	$0.1453	$0.10
Second Quarter: 07/01/13 to 09/30/13	$0.50	$0.10
First Quarter: 04/01/13 to 06/30/13	$0.50	$0.50

Fiscal Year – 2013	High Bid	Low Bid
Fourth Quarter: 01/01/13 to 03/31/13	$0.50	$0.50
Third Quarter: 10/01/12 to 12/31/12	$0.50	$0.50
Second Quarter: 07/01/12 to 09/30/12	$0.50	$0.50
First Quarter: 04/01/12 to 06/30/12	$0.50	$0.50

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

DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
July 15, 2014

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	March 31, 2014	March 31, 2013

ASSETS

Current assets
Cash	$52,988	$188,607
Prepaid expenses	7,612	2,462
GST/HST receivable	22,309	8,750
	82,909	199,819

Non-current assets
Equipment	5,825	-
Investments	83,333	-
Unproved mineral properties	45,235	957,980
IVA receivable	-	256,057
	$217,302	$1,413,856

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Trade payables	$279,477	$119,471
Accrued liabilities	25,652	48,782
Interest payable	452,200	363,721
Loans	1,590,298	2,726,912
	2,347,627	3,258,886

Stockholders' deficit
Common stock: $0.001 par value, authorized shares, 44,248,500 issued and outstanding (March 31, 2013 – 12,563,702)	38,878	1,095,536
Subscription Receivable	(10,000)	-
Obligation to issue shares	291	166,165
Additional paid-in capital	3,641,018	150,372
Deficit accumulated during the exploration stage	(6,017,291)	(3,293,571)
Cumulative translation adjustment	216,779	36,468
	(2,130,325)	(1,845,030)
	$217,302	$1,413,856

The accompanying notes are an integral part of these consolidated financial statements

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations

	For the year ended March 31, 2014	For the year ended March 31, 2013	From August 16, 2006 (inception)to March 31, 2014
Expenses
Consulting fees	$832,397	$39,767	$872,164
Depreciation	672	-	672
Filing fees	43,754	4,607	89,811
Investor relations	44,252	1,969	48,055
Management fees	99,104	29,538	294,605
Mineral exploration costs	411,741	769,319	1,992,753
Office and miscellaneous	27,174	47,722	219,511
Professional fees	113,640	35,804	571,702
Stock-based compensation	-	-	154,334
Travel and promotion	65,119	27,154	110,768
Loss before other items	(1,637,853)	(955,880)	(4,354,375)

Other items
Foreign exchange gain realized	65,018	-	65,018
Gain on debt settlement	1,176,328	-	1,176,328
Interest expense	(398,446)	(356,035)	(941,562)
Mineral property impairment	(957,980)	-	(991,913)
Impairment of IVA receivable	(263,707)	-	(263,707)
Net loss	$(2,016,640)	$(1,311,915)	$(5,310,211)

Other comprehensive loss
Translation gain	180,311	17,133	216,779
Comprehensive loss	$(1,836,329)	$(1,294,782)	$(5,093,432)

Loss per share – basic and diluted	$(0.05)	$(0.10)

Weighted average number of shares outstanding	37,431,000	12,563,702

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

The accompanying notes are an integral part of these consolidated financial statements

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			From August 16,
			2006 (Inception)
	Year ended March 31,		to March 31
	2014	2013	2014

Cash flows used in operating activities:
Net loss	$(2,016,640)	$(1,311,915)	$(5,310,211)

Items not affecting cash:
Depreciation	672	-	672
Accretion of loans	86,036	69,239	197,555
Stock-based compensation	-	-	154,334
Accrued interest	284,643	-	676,507
Gain on debt settlement	(1,176,328)	-	(1,176,328)
Consulting fees	526,000	-	526,000
Impairment of mineral property	957,980	-	957,980
Impairment of IVA receivable	263,707	-	263,707

Changes in working capital:
GST/HST receivable	(22,309)	-	(263,995)
IVA receivable	-	(168,027)	(22,309)
Prepaid expenses	(5,149)	-	(7,632)
Accrued liabilities	(23,130)	6,741	26,011
Accounts payable	160,004	206,398	276,968
Net cash used in operating activities	(964,514)	(1,197,564)	(3,700,741)

Cash flows used in investing activities:
Mineral property acquisition	(45,235)	(462,744)	(1,003,215)
Purchase of equipment	(6,497)	-	(6,497)
Acquisition of Redstone Resources shares	(83,333)	-	(83,333)
Net cash used in investing activities	(135,065)	(462,744)	(1,093,045)

Cash flows provided by financing activities:
Issuance of common stock	586,750	-	1,682,286
Short term loans	473,199	1,767,607	3,238,981
Net cash provided by financing activities	1,059,949	1,767,607	4,921,267

Effects of foreign currency translation	(95,989)	2,141	(74,493)
		-
Increase (Decrease) in cash	(135,619)	109,440	52,988

Cash, beginning	188,607	79,167	-

Cash, ending	$52,988	$188,607	$52,988

Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Silver Stream Mining Corp. (formerly W.S. Industries Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 – EQUIPMENT

Computer Equipment
Cost:
At March 31, 2013	$-
Additions for the year	6,497
At March 31, 2014	6,497
Depreciation:
At March 31, 2013	-
Charge for the year	672
At March 31, 2014	672
Net book value:
At March 31, 2013	-
At March 31, 2014	$5,825

NOTE 4 – UNPROVED MINERAL PROPERTIES

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
On November 5, 2013, the Company entered into an agreement for the right to acquire an initial 55% undivided interest and an additional 25% (for a total of 80%) undivided interest in the Solomon Pillars Gold Property located in Townships of Walters and Leduc in Beardmore, Ontario in consideration for making the following payments:

$ CAD25,000	Upon signing the agreement (paid);
$ CAD30,000	Due November 5, 2014 (in cash or shares at the Company's option); and
$ CAD40,000	Due November 5, 2015 (in cash or shares at the Company's option).

The Company must also incur exploration expenditures as follows:
·	$CAD50,000 in exploration expenditures by November 5, 2014;
·	An additional $CAD100,000 in exploration expenditures by November 5, 2015; and
·	An additional $CAD150,000 in exploration expenditures by November 5, 2016.

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

NOTE 5 – SHORT-TERM LOANS PAYABLE

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

NOTE 6 – COMMON STOCK

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

NOTE 7 – RELATED PARTY DISCLOSURES

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

NOTE 8 – INVESTMENT IN REDSTONE

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

NOTE 9 – INCOME TAXES

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

NOTE 10 – SUBSEQUENT EVENTS

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

Michael P. Gross M.S., P.Geol. is a senior mining and exploration professional with over 40 years of experience in exploration, mine operations, mine management, exploration, corporate management, due diligence, green field start-ups, turnarounds, team building, financing and acquisitions. Since 2009, Mr. Gross has served as a Mining and Management Consultant to mining firms throughout North America. At United Silver Corporation, he served as Chief Operating Officer designing a new mine plan and supervising completion of a Preliminary Economic Analysis with positive economics. At Northern Gold Mining Inc., he served as Vice President Exploration leading the development of over a million ounces of gold in the measured and indicated categories plus approximately 800,000 ounces of gold in the inferred category. As Chief Consultant to United Mine Services, he developed a mine plan that was used as the basis for an IPO. Since 2006, Mr. Gross has served as VP Exploration for Freegold Ventures Limited where his responsibilities have included designing and implementing exploration programs that resulted in the discovery of high-grade and bulk-tonnage gold mineralization. Since 2009, Mr. Gross has continued to serve as an insider and Administrator of Freegold. From 2005 to 2006, he was VP Exploration for Nayarit Gold where he re-vitalized the company's grass roots gold exploration activities on a 10,000 hectare concession in Mexico and identified a new gold/silver target. From 2001 to 2005, he was Chief Operating Officer of

Regis Resources where he led a development–stage, private company through the completion of permitting, construction, development and start-up of Canada's only vermiculite mine located near Buckhorn, Ontario. From 1996 to 2000, he was VP Operations for Exall Resources Limited where he managed all operational aspects of a junior exploration company during its transition from a gold exploration company into a gold producer. Earlier in his career, Mr. Gross worked for Atlas Corporation as Chief Operating Officer and Senior Vice President. He served as VP Operations for Royal Oak Mines and starting as a mine geologist, worked his way from first line supervisor to Mine Manager to Manager Metal Mining Division for Hecla Mining Company. Mr. Gross is a Registered Professional Geologist in the State of Idaho and the Province of Ontario, Canada, and is a Registered Member of SME. He is the recipient of numerous professional recognitions including: the Idaho Mining Association 1982 Award for "Outstanding Service to Idaho's Mining Industry In Wildlife Conservation Policy and Legislation". Mr. Gross holds a Master of Science in Economic Geology degree from the University of Arizona and a Bachelor of Science in Geology degree from the University of Wisconsin, Madison, and served in the Military in the USN Submarine Service.

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

PART IV

ITEM 15.                       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

2.1	Agreement and Plan of Merger dated April 22, 2013.	8-K	4/26/13	2.1

2.2	Agreement and Plan of Merger dated July 10, 2013.	8-K	08/08/13	2.1

3.1	Articles of Incorporation.	SB-2	12/07/04	3.01

3.2	Bylaws.	SB-2	12/07/04	3.02

3.3	Articles of Merger.	8-K	05/15/13	3.1

3.4	Articles of Incorporation – W. S. Industries, Inc.	8-K	05/15/13	3.2

3.5	Certificate of Amendment to Articles of Incorporation.	8-K	05/15/13	3.3

3.6	Bylaws of W. S. Industries, Inc.	8-K	05/15/13	3.4

3.7	Articles of Merger.	8-K	08/08/13	3.1

3.8	Articles of Incorporation – W. S. Merger Corp.	8-K	05/29/14	3.7

3.9	Bylaws – W. S. Merger Corp.	8-K	05/29/14	3.8

10.1	Indemnity Agreement dated April 22, 2013.	8-K	4/26/13	10.1

10.2	Management Services Agreement.	8-K	05/15/13	10.2

10.3	Exploration Contract and Unilateral Promise of Sale.	8-K	05/15/13	10.3

10.4	Assignment of Mining Rights Contract.	8-K	05/15/13	10.4

10.5	Asset Operation Contract.	8-K	05/15/13	10.5

10.6	Stock Option Plan.	8-K	05/15/13	10.6

10.7	Consulting Agreement with Terrence H. Byberg.	8-K	09/12/13	10.1

10.8	Consulting Agreement with Douglas R. Wood.	8-K	09/12/13	10.2

10.9	Consulting Agreement with R. M. Robb.	8-K	09/12/13	10.3

10.10	Option Agreement with Sage Gold Inc.	8-K	11/19/13	10.1

10.11	Consulting Agreement with James Garber.	8-K	11/19/13	10.2

10.12	Form of Indemnity Agreement.	8-K	01/21/14	10.1

10.13	2014 Stock Option Plan.	S-8	05/29/14	10.13

23.1	Consent of Dale Matheson Carr-Hilton Labonte LLP.	10-K	07/15/14	23.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of July, 2014.

SILVER STREAM MINING CORP.

BY:	TERRENCE BYBERG
Terrence Byberg President, Chief Executive Officer and Director

BY:	DONALD BOSSERT
Donald Bossert Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

TERRENCE BYBERG	President, Chief Executive Officer and Director	July 30, 2014
Terrence Byberg

DONALD BOSSERT	Chief Financial Officer and Director	July 30, 2014
Donald Bossert

R. M. (MIKE) ROBB	Director	July 30, 2014
R. M. (Mike) Robb

PETER CALDER	Director	July 30, 2014
Peter Calder

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

2.1	Agreement and Plan of Merger dated April 22, 2013.	8-K	4/26/13	2.1

2.2	Agreement and Plan of Merger dated July 10, 2013.	8-K	08/08/13	2.1

3.1	Articles of Incorporation.	SB-2	12/07/04	3.01

3.2	Bylaws.	SB-2	12/07/04	3.02

3.3	Articles of Merger.	8-K	05/15/13	3.1

3.4	Articles of Incorporation – W. S. Industries, Inc.	8-K	05/15/13	3.2

3.5	Certificate of Amendment to Articles of Incorporation.	8-K	05/15/13	3.3

3.6	Bylaws of W. S. Industries, Inc.	8-K	05/15/13	3.4

3.7	Articles of Merger.	8-K	08/08/13	3.1

3.8	Articles of Incorporation – W. S. Merger Corp.	8-K	05/29/14	3.7

3.9	Bylaws – W. S. Merger Corp.	8-K	05/29/14	3.8

10.1	Indemnity Agreement dated April 22, 2013.	8-K	4/26/13	10.1

10.2	Management Services Agreement.	8-K	05/15/13	10.2

10.3	Exploration Contract and Unilateral Promise of Sale.	8-K	05/15/13	10.3

10.4	Assignment of Mining Rights Contract.	8-K	05/15/13	10.4

10.5	Asset Operation Contract.	8-K	05/15/13	10.5

10.6	Stock Option Plan.	8-K	05/15/13	10.6

10.7	Consulting Agreement with Terrence H. Byberg.	8-K	09/12/13	10.1

10.8	Consulting Agreement with Douglas R. Wood.	8-K	09/12/13	10.2

10.9	Consulting Agreement with R. M. Robb.	8-K	09/12/13	10.3

10.10	Option Agreement with Sage Gold Inc.	8-K	11/19/13	10.1

10.11	Consulting Agreement with James Garber.	8-K	11/19/13	10.2

10.12	Form of Indemnity Agreement.	8-K	01/21/14	10.1

10.13	2014 Stock Option Plan.	S-8	05/29/14	10.13

23.1	Consent of Dale Matheson Carr-Hilton Labonte LLP.	10-K	07/15/14	23.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X