Form 10-Q
period 2014-06-30
SILVER STREAM MINING CORP.
filed 2014-09-05
CIK 1310497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 000-52752

SILVER STREAM MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0439650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9550 South Eastern Avenue
Suite 253, Las Vegas, NV 89123
(Address of principal executive offices)

(702) 818-1775
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

As of September 4, 2014, the registrant's outstanding common stock consisted of 46,951,322 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS.

Silver Stream Mining Corp.
Consolidated Balance Sheets

	June 30, 2014	March 31, 2014
	(unaudited)
ASSETS

Current assets
Cash	$2,431	$52,988
Prepaid expenses	-	7,612
GST receivable	29,246	22,309
	31,677	82,909
Non-current assets
Equipment	-	5,825
Investments	157,333	83,333
Unproved mineral properties	45,235	45,235
	$234,245	$217,302

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Trade payables	$429,030	$279,477
Accrued liabilities	25,652	25,652
Interest payable	536,884	452,200
Loans	782,341	1,590,298
	1,773,907	2,347,627

Non-current liabilities
Loans	838,615	-
	2,612,522	2,347,627

Stockholders' deficit
Common stock: $0.001 par value, 150,000,000 authorized shares, 46,726,322 issued and outstanding (March 31, 2014 – 44,247,572)	41,357	38,878
Share subscription receipts	65,000	-
Subscription receivable	-	(10,000)
Obligation to issue shares	1,525,868	291
Additional paid-in capital	10,269,328	3,641,018
Deficit accumulated during the exploration stage	(14,496,609)	(6,017,291)
Cumulative translation adjustment	216,779	216,779
	(2,378,277)	(2,130,325)
	$234,245	$217,302

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,
	2014	2013

Expenses
Mineral exploration costs	$3,573,790	$115,423
General and administrative expense	2,204,334	102,763
Loss before other items	(5,778,124)	(218,186)

Other items
Foreign exchange loss	(83,251)	(7,806)
(Loss) gain on debt settlement	(2,549,584)	1,176,328
Interest expense	(68,359)	(88,460)

Net income (loss)	$(8,479,318)	$861,876

Loss per share – basic and diluted	$(0.18)	$0.02

Weighted average number of shares outstanding	46,448,962	36,131,000

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended June 30,
	2014	2013

Cash flows used in operating activities:
Net income (loss)	$(8,479,318)	$861,876

Items not affecting cash:
Accretion of loans	-	88,460
Stock-based compensation	5,319,652	-
Loss (gain) on settlement of debt	2,549,584	(1,176,328)
Accrued interest	68,359	-
Non-cash foreign exchange	72,513	-

Changes in working capital:
GST receivable	(6,937)	1,912
Prepaid expenses	7,612	(1,161)
Other assets	5,825	-
Accrued liabilities	-	(8,976)
Accounts payable	312,528	117,984
Net cash used in operating activities	(150,182)	(116,233)

Cash flows used in investing activities:
Acquisition of investment	(74,000)	-
Net cash used in investing activities	(74,000)	-

Cash flows provided by financing activities:
Issuance of common stock	25,000	-
Share subscriptions received	100,000	-
Share issuance costs	(745)	-
Short term loans	49,370	-
Net cash provided by financing activities	173,625	-

Effects of foreign currency translation	-	(62,977)

Decrease in cash	(50,557)	(179,210)

Cash, beginning of period	52,988	188,607

Cash, end of period	$2,431	$9,397

Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 1 – BASIS OF PRESENTATION

Silver Stream Mining Corp. (the "Company") is in the business of acquiring and exploring mineral properties.

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") and should be read in conjunction with the annual financial statements for the fiscal year ended March 31, 2014. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  Actual results could differ from these estimates and assumptions and could have a material effect on the Company's reported financial position and results of operations.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2014 as reported in Form 10-K, have been omitted.  Results of operations for the three month period ended June 30, 2014 are not necessarily indicative of the results expected for the fiscal year ending March 31, 2015.

Effective April 1, 2014, the Company changed its functional currency to the US dollar.

Recent Accounting Pronouncement
The Company has limited operations and is considered to be in the development stage. In the period ended June 30, 2014, the Company elected to early adopt Accounting Standards ("ASU") Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The Company had a net loss of $8,479,318 for the period ended June 30, 2014, and an accumulated deficit of $14,496,609.  There is substantial doubt about the Company's ability to continue as a going concern.

The Company's consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles of the US GAAP, which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business.  The Company is in the exploration stage and has not generated operating revenues to date.  The Company has funded its operations through the issuance of common stock and debt.  Management plans to raise additional funds through equity and/or debt financings.  There is no certainty that further funding will be available as needed.  The Company is also delinquent on the repayment of certain short term loans and option payments on its main mineral property. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.  The Company's ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 3 – UNPROVED MINERAL PROPERTIES

	Metates	Solomon Pillars	Zonia	Bunker Hill	Total Unproved Mineral Properties
March 31, 2014	$-	$45,235	$-	$-	$45,235
Acquisition-option payments	-	-	-	-	-
June 30, 2014	$-	$45,235	$-	$-	$45,235

Metates

On June 9, 2008, and as amended on August 27, 2012 and April 24, 2013, the Company entered into an Option Agreement (the "Metates Option Agreement") providing the right to acquire up to a 100% interest in mineral claims located in Mazatlan, Sinaloa, Mexico. Under the terms of the Metates Option Agreement, covering the Metates Project claim, the Company has an option to purchase 100% interest in mining concessions by making payments as follows (plus applicable Value Added Taxes):

$750,000	(paid);
$450,000	Due July 15, 2013 (not paid); and
$2,000,000	Due July 15, 2014 (not paid).

Since the Company did not make the payment by July 15, 2013 above, the payment terms revert to the following:

$450,000	Due July 15, 2013 (not paid);
$600,000	Due January 15, 2014(not paid);
$650,000	Due July 15, 2014;
$750,000	Due January 15, 2015; and
$2,000,000	Due January 15, 2016.

Under the Metates Option Agreement, the Company shall pay a royalty of 0.5% calculated on the Net Smelter Returns ("NSR") as long as the option is exercised by January 15, 2014. Since the option was not exercised by that date, the royalty shall be 0.33% calculated on the NSR on the minerals extracted on the concessions.

The Metates Option Agreement will terminate: (i) at any time during the term of the Option Agreement by the Company giving 15 days notice to the Optionor; or (ii) upon election of a party if the other party is in breach of any of its obligations under the Metates Option Agreement and the default has not been cured by the defaulting party within 30 days of notice of default.

The Company did not make the $450,000 payment due July 15, 2013, as well as subsequent payments due:  therefore, the Metates Option Agreement is in default. The property was fully impaired during the year ended March 31, 2014.

On August 25, 2014, the Company and the Optionor terminated the Metates Option Agreement, and the Metates Project property ownership reverted to the Optionor.  The Company has no further payment obligations under the Metates Option Agreement (note 7).

Solomon Pillars Gold Property

On November 5, 2013, the Company entered into an Option Agreement (the "Option Agreement") providing the right to acquire an initial 55% undivided interest and ultimately an 80% undivided interest in the Solomon Pillars Gold Property located in Townships of Walters and Leduc in Beardmore, Ontario for consideration of:

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

The Company has the exclusive right to a one-time option to increase the undivided interest from 55% to 80% by making a payment of $CAD250,000 within 90 days of completing the initial earn-in and exercising of the option. Once the initial interest is earned by the Company in the Solomon Pillars Gold Property, the Company and the optionor will fund continuing exploration and development costs on a pro-rata basis according to their equity in the Solomon Pillars Property. The Company will be the project operator.

The Solomon Pillars Gold Property is divided into two sets of claims, each with a different royalty structure. The "Solomon Pillars" on the eastern section of the Solomon Pillars Gold Property has a NSR of 1%. The "King Solomon Pillars" on the western section of the Solomon Pillars Gold Property has a 3% NSR on precious metals with a 1% buyback provision for $CAD1,500,000 and is subject to a $CAD25,000 annual advance royalty payment ($CAD25,000 paid) preceding the commencement of commercial production.

The Option Agreement may be terminated in the event any of the payments set forth above are not paid, or upon written notice by the Company.

Zonia Property

On May 8, 2014, the Company entered into a definitive agreement with Redstone Resources Corporation ("Redstone") to acquire 100% of the total outstanding shares of common stock of Redstone. Redstone currently owns the Zonia Copper Project located in Yavapai County, Arizona.

Under the terms of the agreement, the Company will make a $500,000 First Tranche investment into Redstone by six monthly installments of $83,333 to acquire 2,500,000 shares of Redstone's common stock at a price of $0.20 per share for a 4.94% equity position.  To date, the Company has not made all of the required payments and is working on renegotiating the agreement with Redstone.  As of June 30, 2014, the Company has paid a total of $157,333, which is recorded as an investment. In August 2014, the Company completed the First Tranche investment.

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

Bunker Hill Property

On May 16, 2014, the Company entered into an agreement with Placer Mining Corporation ("Placer"), which owns a certain mining property known as the Bunker Hill Mine, near Kellogg, Idaho ("Bunker") in which the Company will have the exclusive right to evaluate and perform due diligence on the Bunker until August 15, 2014 (the "Review Period").  Upon completion of the Review Period, the parties expect to negotiate and enter into option and exclusivity agreements (the "Option Agreements") whereby the Company can acquire the interests of Placer shareholders upon satisfaction of certain terms and conditions to be negotiated.

In consideration for the Review Period, the Company will pay Placer the sum of $60,000 per month, on a payment schedule of $15,000 per week commencing May 16, 2014, with payments concluding August 1, 2014. However, the Review Period will extend until August 15, 2014.  The Company will have a seven day grace period in the event a payment to Placer is delayed for any reason. If a payment is delayed beyond the seven day grace period, the Agreement will automatically terminate, and neither Placer nor the Company will have any obligation to one another from that date forward. To date, the Company has not made all of the required payments and as a result, the agreement has terminated; however, the Company is working on renegotiating the agreement with Placer.  All amounts paid to date have been expensed.

NOTE 4 – LOANS PAYABLE

Details of the loan balance outstanding:

	Maturity Date	June 30, 2014	March 31, 2014
		(Unaudited)
Short term loans payable - face value	12/31/10 (i),(ii),(iv)	$23,894	$23,070
	03/31/11 (i),(ii),(iv)	51,442	49,668
	08/31/11 (i),(ii),(iv)	107,755	104,041
	12/31/12 (i),(ii),(iv)	248,305	239,746
	04/30/14 (i),(ii),(iv)	234,250	1,106,448
	12/31/14 (ii),(iv)	49,370	-
	On demand (iii)	67,325	67,325
Total short term loans payable		$782,341	$1,590,298

Long term loans payable – face value	04/30/17 (iv),(v)	$838,615	$-

(i)	At June 30, 2014 these loans had matured, are in default and are due on demand.

(ii)	Accrues interest at 15% per annum, calculated semi-annually and are unsecured.

(iii)	Due to a director of the Company, is non interest bearing and is unsecured.

(iv)	The loans may be converted to common shares of the Company at the option of the holder at the Company's next financing at the same terms of the financing.

(v)	Accrues interest at 10% per annum, calculated semi-annually and are unsecured.

On June 30, 2014, $838,615 of the loans were amended to reduce the interest rate to 10% per annum.  In addition, the due date was amended to the earlier of 30 days following completion of a public offering of securities in excess of $3,000,000 or April 30, 2017.

NOTE 5 – COMMON STOCK AND WARRANTS

Common Stock

Authorized: 150,000,000 $0.001 par value.
Issued and outstanding: 46,726,322.

In April 2014, the Company issued 2,303,750 shares with a fair value of $1,938,288, plus 1,151,875 warrants with a fair value of $841,671, in settlement of $230,375 in accounts payable and convertible debt.  As a result, the Company recorded a loss on settlement of $2,549,584.  Of these, 500,000 shares and 250,000 warrants were issued to Company directors.  The fair value of the warrants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Assumption	Value
Expected dividend yield	0%
Expected share price volatility	156%
Risk-free interest rate	1.63%
Expected life of options	2 years

In June 2014, the Company issued 175,000 shares for options exercised under the Company's stock option plan.  100,000 of the options were exercised at $0.25 per share for total proceeds of $25,000, and 75,000 options were exercised at $0.25 per share, with the optionee forgiving $7,500 of accounts payable owed in exchange for the shares.  Proceeds of $25,000 were received for an additional 100,000 options exercised at $0.25 per share; however, the shares were not issued as of June 30, 2014.

The Company has agreed to issue finders' fees relating to the Solomon Pillars Gold Property and the Zonia as follows:  1,805,748 common shares with a fair value of $1,500,577 recorded as an obligation to issue shares, and 1,805,748 options at an exercise price of $0.01.  The fair value of the options of $1,493,155 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Assumption	Value
Expected dividend yield	0%
Expected share price volatility	156%
Risk-free interest rate	1.65%
Expected life of options	5 years

Options

In addition to the options granted as finders' fees, on June 1, 2014, the Company granted a total of 2,225,000 options at an exercise price of $0.25 and 2,000,000 options at an exercise price of $0.10.  Of these options, all vested on grant with the exception of 400,000 options, which vest on January 1, 2015.  The fair value of options recognized as share-based compensation during the three months ended June 30, 2014 was $2,325,920.  The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Assumption	Value
Expected dividend yield	0%
Expected share price volatility	151%
Risk-free interest rate	1.63%
Expected life of options	5 years

	Number of Options	Options Vested	Weighted Average Exercise Price
Outstanding at March 31, 2014	-	-	$-
Issued May 2014	6,030,748	5,630,748	0.12
Exercised	(275,000)	(275,000)	0.21
Outstanding at June 30, 2014	5,775,748	5,355,748	$0.12

Warrants

	Number of Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2014	2,983,750	$0.25
Issued April 2014	1,151,875	0.25
Outstanding at June 30, 2014	4,135,625	$0.25

NOTE 6 – RELATED PARTY DISCLOSURES

As at June 30, 2014, $93,941 (March 31, 2014 - $46,424) due to directors of the Company were included in trade payables.

For the period ended June 30, 2014, rent of $nil (2013 - $3,000) and management fees and expenses of $77,649 (2013 - $7,500) were incurred to officers and directors.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to June 30, 2014 the Company issued 225,000 shares for options exercised at $0.10 per share.  In addition, the Company made payments of $342,667 to Redstone completing its First Tranche investment and $30,000 to Placer for the Bunker Hill Property.

On August 25, 2014, the Company and the Optionor terminated the Metates Option Agreement, and the Metates Project property ownership reverted back to the Optionor. The Company has no further payment obligations under the Metates Option Agreement.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Information

The statements in this quarterly report that are not reported financial results or other historical information are "forward-looking statements". These statements appear in a number of different places in this report and can be identified by words such as "estimates", "projects", "expects", "intends", "believes", "plans", or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our business plans and availability of financing for our business.

You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the United States Securities and Exchange Commission ("SEC"). We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

Presentation of Information

W. S. Industries, Inc. ("WS Industries") entered into an Agreement and Plan of Merger dated April 22, 2013 (the "Merger Agreement") by and among WS Industries, W.S. Merger Corp., a Nevada company and a wholly owned subsidiary of WS Industries ("Merger Sub"), Rio Plata Exploration Corporation, a company organized pursuant to the laws of the Province of British Columbia, Canada (the "Rio Plata"), and certain holders (the "WS Debt Holders") of debt of WS Industries (the "WS Debt"), pursuant to which, at the effective time of the merger on May 14, 2013, the WS Debt Holders sold their WS Debt to certain purchasers, who converted such debt into an aggregate of 5,000,000 shares of WS Industries, and Merger Sub was merged with and into Rio Plata (the "Merger"). Merger Sub remained as the surviving entity in the Merger and succeeded to all of the assets, liabilities and operations of the Rio Plata and Rio Plata effectively became a wholly owned operating subsidiary of WS Industries. Shareholders of Rio Plata exchanged their shares of Rio Plata for an aggregate of 28,000,000 shares of WS Industries under the Merger, including holders of short-term debt of Rio Plata that converted their debt into shares of Rio Plata prior to the effective time of the Merger. See our Current Report on Form 8-K/A (Amendment No. 3) filed February 19, 2014 with the SEC for more information regarding the Merger.

The Merger constituted a change in control of WS Industries and, accordingly, was accounted for as a "reverse merger" with Rio Plata treated as the acquiring entity and operating company for accounting purposes. Subsequent to the Merger, on July 26, 2013, Merger Sub was merged with and into WS Industries, with WS Industries as the surviving entity, and the name of the Corporation was changed to "Silver Stream Mining Corp." FINRA approval of the name change was received on August 8, 2013.

All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with the financial statements and notes thereto included in this quarterly report.

As used herein, the words the "Corporation," "we," "us," and "our" refer to the current Nevada corporation operating the business acquired from Rio Plata.

Overview

We are engaged in the business of mineral exploration in North America.

In November 2013, we entered into an option agreement ("Option Agreement") with Sage Gold Inc. ("Sage"), a Canadian public company listed on the TSX Venture Exchange. Under the Option Agreement, we can initially earn a 55% undivided interest, and ultimately an 80% undivided interest, in the Solomon Pillars Gold Property owned by Sage and located in the Townships of Walters and Leduc in Beardmore, Ontario, Canada. As we have yet to meet the requirements to earn our initial interest in the Solomon Property, this property is not material to our current operations. See our Form 8-K filed November 18, 2013 with the SEC for more information relating to this option.

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

Metates Property

The Metates Property is located approximately 110 kilometers NW of the city of Mazatlan, Municipality of Mazatlan, in the State of Sinaloa, Mexico. The Metates Property is in the exploration stage and is currently without a known body of commercial minerals. Additional exploration activity is required on the Metates Property to determine if there are any commercial amounts of minerals extractable from the property.

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

On August 25, 2014, the Company and the Optionor terminated the Metates Option Agreement, and the Metates Project property ownership reverted back to the Optionor.  The Company has no further payment obligations under the Metates Option Agreement.

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

Under the terms of the Option Agreement, we have been granted the option to earn a 55% interest in the Solomon Property by fulfilling the following:

1.	An initial payment of CAD$25,000 payable to Sage upon signing the Option Agreement, which has been paid
2.
CAD$50,000 of exploration expenditures to be incurred on the Solomon Property and a payment of CAD$30,000 (cash or shares at the Company's option) to Sage on or before the first anniversary of the effective date of the Option Agreement

3.
An additional CAD$100,000 of exploration expenditures to be incurred on the Solomon Property and a payment of CAD$40,000 (cash or shares at the Company's option) payable to Sage, on or before the second anniversary of the effective date of the Option Agreement

4.	An additional CAD$150,000 of exploration expenditures to be incurred on the Solomon Property on or before the third anniversary of the effective date of the Option Agreement.

The Corporation has the exclusive right to a one-time option to increase the undivided interest from 55% to 80% by making a payment of CAD$250,000 to Sage within 90 days of completing the initial earn-in and exercising of the option.

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

The Property is subject to a CAD$25,000 annual advance royalty payment preceding the commencement of commercial production, if any.

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

Zonia Copper Project

On May 8, 2014, the Company entered into a definitive agreement with Redstone Resources Corporation ("Redstone") to acquire 100% of the total outstanding shares of common stock of Redstone. Redstone currently owns the Zonia Copper Project located in Yavapai County, Arizona.

Under the terms of the agreement, the Company will make a $500,000 First Tranche investment into Redstone by six monthly installments of $83,333 to acquire 2,500,000 shares of Redstone's common stock at a price of $0.20 per share for a 4.94% equity position.  Although the payments were made at different intervals and in different amounts than the agreed upon six monthly payments, by the end of August 2014, the Company had completed the First Tranche investment, and the agreement is in good standing.

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

Bunker Hill Project

On May 16, 2014, the Company entered into an agreement with Placer Mining Corporation ("Placer"), which owns a certain mining property known as the Bunker Hill Mine, near Kellogg, Idaho ("Bunker") in which the Company will have the exclusive right to evaluate and perform due diligence on the Bunker until August 15, 2014 (the "Review Period").  Upon completion of the Review Period, the parties expect to negotiate and enter into option and exclusivity agreements (the "Option Agreements") whereby the Company can acquire the interests of Placer shareholders upon satisfaction of certain terms and conditions to be negotiated.

In consideration for the Review Period, the Company will pay Placer the sum of $60,000 per month, on a payment schedule of $15,000 per week commencing May 16, 2014, with payments concluding August 1, 2014. However, the Review Period will extend until August 15, 2014.  The Company will have a seven day grace period in the event a payment to Placer is delayed for any reason. If a payment is delayed beyond the seven day grace period, the Agreement will automatically terminate, and neither Placer nor the Company will have any obligation to one another from that date forward.

To date, the Company has not made all of the required payments, and the agreement has terminated. The Company is working on renegotiating the agreement with Placer, but there is no assurance that the parties will agree on revised terms.

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

Results of Operations

For the three months ended June 30, 2014, we generated revenues and gross profit of $nil, compared to $nil for the same period in 2013.  Operating expenses were $5,778,124 for the three months ended June 30, 2014, compared to $218,186 for the same period in 2013.  The increase is due to stock compensation expense of $5,319,652 in 2014 compared to $nil in 2013, plus an increase in exploration expense related to the Zonia and Bunker Hill properties.

At June 30, 2014, we had total assets of $234,245, including cash of $2,431, compared to assets of $217,302, including cash of $52,988, at March 31, 2014.  The increase in assets is due to investment in the Zonia and Bunker Hill properties.

Liquidity and Capital Resources

The Company has no other capital resources other than the ability to use its common stock to raise additional capital. The Company's current cash is not sufficient to sustain operations for the next twelve months. Estimated cash needed for the next twelve months for general and administrative expenses, including management, legal, accounting and audit expenses, is $950,000, in addition to the commitments of $3,741,667 on the Company's mineral properties.  At June 30, 2014, the Company had negative working capital of $1,742,230.  No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operational expenses. There are no assurances that we will be able to secure further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

While we are currently in discussions with third parties regarding financing for our company, there can be no assurance that we will obtain any additional financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, we may be required to curtail our plans or may not be able to pursue our plans altogether until we obtain additional funds, and our business may fail. An investment in our securities involves significant risks, and you could lose your entire investment.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12B-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                  CONTROL AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  There was no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.             RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES.

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                  MINE SAFETY DISCLOSURES.

None.

ITEM 5.                  OTHER INFORMATION.

None.

ITEM 6.                  EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

2.1	Agreement and Plan of Merger dated April 22, 2013.	8-K	4/26/13	2.1

2.2	Agreement and Plan of Merger dated July 10, 2013.	8-K	08/08/13	2.1

3.1	Articles of Incorporation.	SB-2	12/07/04	3.01

3.2	Bylaws.	SB-2	12/07/04	3.02

3.3	Articles of Merger.	8-K	05/15/13	3.1

3.4	Articles of Incorporation – W. S. Industries, Inc.	8-K	05/15/13	3.2

3.5	Certificate of Amendment to Articles of Incorporation.	8-K	05/15/13	3.3

3.6	Bylaws of W. S. Industries, Inc.	8-K	05/15/13	3.4

3.7	Articles of Merger.	8-K	08/08/13	3.1

3.8	Articles of Incorporation – W. S. Merger Corp.	8-K	05/29/14	3.7

3.9	Bylaws – W. S. Merger Corp.	8-K	05/29/14	3.8

10.1	Indemnity Agreement dated April 22, 2013.	8-K	4/26/13	10.1

10.2	Management Services Agreement.	8-K	05/15/13	10.2

10.3	Exploration Contract and Unilateral Promise of Sale.	8-K	05/15/13	10.3

10.4	Assignment of Mining Rights Contract.	8-K	05/15/13	10.4

10.5	Asset Operation Contract.	8-K	05/15/13	10.5

10.6	Stock Option Plan.	8-K	05/15/13	10.6

10.7	Consulting Agreement with Terrence H. Byberg.	8-K	09/12/13	10.1

10.8	Consulting Agreement with Douglas R. Wood.	8-K	09/12/13	10.2

10.9	Consulting Agreement with R. M. Robb.	8-K	09/12/13	10.3

10.10	Option Agreement with Sage Gold Inc.	8-K	11/19/13	10.1

10.11	Consulting Agreement with James Garber.	8-K	11/19/13	10.2

10.12	Form of Indemnity Agreement.	8-K	01/21/14	10.1

10.13	2014 Stock Option Plan.	S-8	05/29/14	10.13

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Silver Stream Mining Corp.

Date: September 4, 2014	TERRENCE BYBERG
Terrence Byberg
President and Chief Executive Officer

Date: September 4, 2014	DONALD BOSSERT
Donald Bossert
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

2.1	Agreement and Plan of Merger dated April 22, 2013.	8-K	4/26/13	2.1

2.2	Agreement and Plan of Merger dated July 10, 2013.	8-K	08/08/13	2.1

3.1	Articles of Incorporation.	SB-2	12/07/04	3.01

3.2	Bylaws.	SB-2	12/07/04	3.02

3.3	Articles of Merger.	8-K	05/15/13	3.1

3.4	Articles of Incorporation – W. S. Industries, Inc.	8-K	05/15/13	3.2

3.5	Certificate of Amendment to Articles of Incorporation.	8-K	05/15/13	3.3

3.6	Bylaws of W. S. Industries, Inc.	8-K	05/15/13	3.4

3.7	Articles of Merger.	8-K	08/08/13	3.1

3.8	Articles of Incorporation – W. S. Merger Corp.	8-K	05/29/14	3.7

3.9	Bylaws – W. S. Merger Corp.	8-K	05/29/14	3.8

10.1	Indemnity Agreement dated April 22, 2013.	8-K	4/26/13	10.1

10.2	Management Services Agreement.	8-K	05/15/13	10.2

10.3	Exploration Contract and Unilateral Promise of Sale.	8-K	05/15/13	10.3

10.4	Assignment of Mining Rights Contract.	8-K	05/15/13	10.4

10.5	Asset Operation Contract.	8-K	05/15/13	10.5

10.6	Stock Option Plan.	8-K	05/15/13	10.6

10.7	Consulting Agreement with Terrence H. Byberg.	8-K	09/12/13	10.1

10.8	Consulting Agreement with Douglas R. Wood.	8-K	09/12/13	10.2

10.9	Consulting Agreement with R. M. Robb.	8-K	09/12/13	10.3

10.10	Option Agreement with Sage Gold Inc.	8-K	11/19/13	10.1

10.11	Consulting Agreement with James Garber.	8-K	11/19/13	10.2

10.12	Form of Indemnity Agreement.	8-K	01/21/14	10.1

10.13	2014 Stock Option Plan.	S-8	05/29/14	10.13

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X