Form 10-Q
period 2014-09-30
SILVER STREAM MINING CORP.
filed 2014-11-19
CIK 1310497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).
Yes ☑     No ☐

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
Yes ☐   No ☑

As of November 10, 2014, the registrant's outstanding common stock consisted of 46,951,322 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS.

Silver Stream Mining Corp.
Consolidated Balance Sheets

	September 30, 2014	March 31, 2014
	(unaudited)
ASSETS

Current assets
Cash	$521	$52,988
Prepaid expenses	5,625	7,612
GST receivable	26,531	22,309
	32,677	82,909
Non-current assets
Equipment	-	5,825
Investments	500,000	83,333
Unproved mineral properties	45,235	45,235
	$577,912	$217,302

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Trade payables	$549,945	$279,477
Accrued liabilities	-	25,652
Interest payable	476,746	452,200
Loans	760,212	1,590,298
	1,786,903	2,347,627

Non-current liabilities
Loans	1,328,025	-
	3,114,928	2,347,627

Stockholders' deficit
Common stock: $0.001 par value, 150,000,000 authorized shares, 46,951,322 issued and outstanding (March 31, 2014 – 44,247,572)	41,582	38,878
Additional paid-in capital	10,393,099	3,641,018
Share subscription receipts	90,000	-
Subscription receivable	-	(10,000)
Obligation to issue shares	1,525,868	291
Deficit accumulated during the exploration stage	(14,804,344)	(6,017,291)
Cumulative translation adjustment	216,779	216,779
	(2,537,016)	(2,130,325)
	$577,912	$217,302

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended

	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Expenses
Mineral exploration costs	$96,291	$82,499	$3,670,080	$197,922
General and administrative expense	243,730	268,730	2,448,064	363,548
Loss before other items	(340,021)	(351,229)	(6,118,144)	(561,470)

Other items
Foreign exchange gain (loss)	91,415	22,068	8,165	(5,031)
(Loss) gain on debt settlement	-	25,968	(2,549,584)	1,176,328
Interest expense	(59,130)	(76,429)	(127,490)	(172,236)

Net income (loss)	$(307,736)	$(379,622)	$(8,787,053)	$437,591

Loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.19)	$0.02

Weighted average number of shares Outstanding	46,914,637	36,131,000	46,683,072	12,490,367

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended September 30,
	2014	2013

Cash flows used in operating activities:
Net income (loss)	$(8,787,053)	$437,591

Items not affecting cash:
Accretion of loans	-	86,036
Stock-based compensation	5,421,148	-
Loss (gain) on settlement of debt	2,549,584	(1,176,328)
Accrued interest	24,546	106,998
Non-cash foreign exchange	86,750	-

Changes in working capital:
GST receivable	(6,938)	(27,155)
Prepaid expenses	1,987	1,302
Other assets	5,825	-
Accrued liabilities	(25,652)	(2,159)
Accounts payable	455,943	216,660
Net cash used in operating activities	(273,860)	(237,055)

Cash flows used in investing activities:
Acquisition of investment	(416,667)	-
Net cash used in investing activities	(416,667)	-

Cash flows provided by financing activities:
Issuance of common stock	35,000	-
Share subscriptions received	115,000	-
Share issuance costs	(745)	-
Short term loans	488,805	190,084
Net cash provided by financing activities	638,060	190,084

Effects of foreign currency translation	-	(140,246)

Decrease in cash	(52,467)	(187,217)

Cash, beginning of period	52,988	188,607

Cash, end of period	$521	$1,390

Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp.
Notes To The Interim Consolidated Financial Statements
September 30, 2014

NOTE 1 – BASIS OF PRESENTATION

Silver Stream Mining Corp. (the "Company") is in the business of acquiring and exploring mineral properties.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") and should be read in conjunction with the annual consolidated financial statements for the fiscal year ended March 31, 2014. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  Actual results could differ from these estimates and assumptions and could have a material effect on the Company's reported financial position and results of operations.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2014 as reported in Form 10-K, have been omitted.  Results of operations for the six month period ended September 30, 2014 are not necessarily indicative of the results expected for the fiscal year ending March 31, 2015.

Effective April 1, 2014, the Company changed its functional currency to the US dollar.

Recent Accounting Pronouncement

The Company has limited operations and is considered to be in the development stage. In the period ended September 30, 2014, the Company elected to early adopt Accounting Standards ("ASU") Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The Company had a net loss of $307,736 and $8,787,053 for the three and six month periods ended September 30, 2014, respectively, and an accumulated deficit of $14,804,344.  There is substantial doubt about the Company's ability to continue as a going concern.

The Company's consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles of the United States, which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business.  The Company is in the exploration stage and has not generated operating revenues to date.  The Company has funded its operations through the issuance of common stock and debt.  Management plans to raise additional funds through equity and/or debt financings.  There is no certainty that further funding will be available as needed.  The Company is also delinquent on the repayment of certain short term loans and accounts payable. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.  The Company's ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 3 – UNPROVED MINERAL PROPERTIES

	Metates	Solomon Pillars	Zonia	Bunker Hill	Total
March 31, 2014 and September 30, 2014	$-	$45,235	$-	$-	$45,235

Metates

On June 9, 2008, and as amended on August 27, 2012 and April 24, 2013, the Company entered into an Option Agreement (the "Metates Option Agreement") providing the right to acquire up to a 100% interest in mineral claims located in Mazatlan, Sinaloa, Mexico.

On August 25, 2014, the Company and the Optionor of the Metates Property terminated the Metates Option Agreement.  The Metates Property reverted back to the Optionor.  The Company has no further payment obligations under the Metates Option Agreement.

Solomon Pillars Gold Property

On November 5, 2013, the Company entered into an Option Agreement (the "Option Agreement") providing the right to acquire an initial 55% undivided interest and ultimately an 80% undivided interest in the Solomon Pillars Gold Property located in Townships of Walters and Leduc in Beardmore, Ontario for consideration of:

$CAD25,000	Upon signing the Option Agreement (paid);
$CAD30,000	Due November 5, 2014 (settled with 807,555 shares issued subsequent to September 30, 2014); and
$CAD40,000	Due November 5, 2015 (In cash or shares at the Company's option).

The Company must also incur exploration expenditures as follows:

•	$CAD50,000 in exploration expenditures by November 5, 2014, which has been incurred.
•	An additional $CAD100,000 in exploration expenditures by November 5, 2015; and
•	An additional $CAD150,000 in exploration expenditures by November 5, 2016.

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

The Solomon Pillars Gold Property is divided into two sets of claims, each with a different net smelter royalty ("NSR"). The "Solomon Pillars" on the eastern section of the Solomon Pillars Gold Property has a NSR of 1%. The "King Solomon Pillars" on the western section of the Solomon Pillars Gold Property has a 3% NSR on precious metals with a 1% buyback provision for $CAD1,500,000 and is subject to a $CAD25,000 annual advance royalty payment ($CAD25,000 paid) preceding the commencement of commercial production.

The Option Agreement may be terminated in the event any of the payments set forth above are not paid, or upon written notice by the Company.

Zonia Property

On May 8, 2014, the Company entered into a definitive agreement with Redstone Resources Corporation ("Redstone") to acquire 100% of the total outstanding shares of common stock of Redstone. Redstone currently owns the Zonia Copper Project located in Yavapai County, Arizona.  Under the terms of the agreement, the Company was to make a $500,000 First Tranche investment in Redstone by six monthly installments of $83,333 to acquire 2,500,000 shares of Redstone's common stock at a price of $0.20 per share, followed by additional investments to acquire up to 100% of Redstone.

The Company completed the required $500,000 of payments to complete the first tranche investment in Redstone and holds 2,500,000 shares, or a 5.8% interest, in Redstone.  Over the last six months Silver Stream has conducted due diligence on Redstone's Zonia copper project in Arizona.  After Silver Stream completed its due diligence on the project, it was determined that changes would have to be made to the structure of the deal with Redstone in order to develop a successful plan to attract the project financing required for Zonia.  Silver Stream and Redstone have agreed to terminate the existing Definitive Agreement but remain open to negotiating a newly structured agreement in the future to satisfy financing requirements.

Bunker Hill Property

On May 16, 2014, the Company entered into an agreement with Placer Mining Corporation ("Placer"), which owns a certain mining property known as the Bunker Hill Mine, near Kellogg, Idaho ("Bunker") in which the Company had the exclusive right to evaluate and perform due diligence on the Bunker until August 15, 2014 (the "Review Period").  Upon completion of the Review Period, the parties expected to negotiate and enter into option and exclusivity agreements (the "Option Agreements") whereby the Company could acquire the interests of Placer shareholders upon satisfaction of certain terms and conditions to be negotiated.

The Review Period expired without Option Agreements being negotiated.  Refer to Note 7.

NOTE 4 – LOANS PAYABLE

Details of the loan balance outstanding:

	Maturity Date	September 30, 2014	March 31, 2014
		(Unaudited)
Short term loans payable - face value	12/31/10 (i),(ii),(iv)	$22,769	$23,070
	03/31/11 (i),(ii),(iv)	49,020	49,668
	08/31/11 (i),(ii),(iv)	102,684	104,041
	12/31/12 (i),(ii),(iv)	236,618	239,746
	04/30/14 (i),(ii),(iv)	223,225	1,106,448
	12/31/14 (iv),(v)	58,929	-
	On demand (iii)	66,967	67,325
Total short term loans payable		$760,212	$1,590,298

Long term loans payable – face value	04/30/17 (iv),(v)	$1,328,025	$-

(i)	At September 30, 2014 these loans had matured, are in default and are due on demand.

(ii)	Accrues interest at 15% per annum, calculated semi-annually and are unsecured.

(iii)	Due to a former director of the Company, is non-interest bearing and is unsecured.

(iv)	The loans may be converted to common shares of the Company at the option of the holder at the Company's next financing at the same terms of the financing.

(v)	Accrues interest at 10% per annum, calculated semi-annually and are unsecured.

On June 30, 2014, $838,615 of the short term loans were amended to reduce the interest rate to 10% per annum.  In addition, the due date was amended to the earlier of 30 days following completion of a public offering of securities in excess of $3,000,000 or April 30, 2017.  With the amendment to the due date, the loans are now classified as long term loans.

NOTE 5 – COMMON STOCK AND WARRANTS

Common Stock

Authorized: 150,000,000 $0.001 par value.
Issued and outstanding: 46,951,322.

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

In June 2014, the Company issued 175,000 shares for options exercised under the Company's stock option plan.  100,000 of the options were exercised at $0.25 per share for total proceeds of $25,000, and 75,000 options were exercised at $0.10 per share, with the optionee forgiving $7,500 of accounts payable owed in exchange for the shares.  Proceeds of $25,000 were received for an additional 100,000 options exercised at $0.25 per share; however, the shares were not issued as of September 30, 2014.

In July 2014, the Company issued 225,000 shares for options exercised at $0.10 per share.

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

During the six month period ended September 30, 2014 the Company received proceeds of $90,000 towards future private placements.

Options

In addition to the options granted as finders' fees, the Company granted a total of 2,225,000 options on June 1, 2014 at an exercise price of $0.25 and 2,000,000 options at an exercise price of $0.10.  Of these options, all vested on grant with the exception of 400,000 options, which vest on January 1, 2015.  The fair value of options recognized as share-based compensation during the six months ended September 30, 2014 was $2,427,417.  The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Assumption	Value
Expected dividend yield	0%
Expected share price volatility	151%
Risk-free interest rate	1.63%
Expected life of options	5 years

	Number of Options	Options Vested	Weighted Average Exercise Price
Outstanding at March 31, 2014	-	-	$-
Issued	6,030,748	5,630,748	0.12
Exercised	(500,000)	(500,000)	0.16
Outstanding at September 30, 2014	5,530,748	5,130,748	$0.13

Warrants

	Number of Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2014	2,983,750	$0.25
Issued	1,151,875	0.25
Outstanding at September 30, 2014	4,135,625	$0.25

NOTE 6 – RELATED PARTY DISCLOSURES

As at September 30, 2014, $132,169 (March 31, 2014 - $46,424) due to directors of the Company were included in trade payables.

For the period ended September 30, 2014, rent of $nil (2013 - $4,000) and management fees and expenses of $119,366 (2013 - $10,000) were incurred to officers and directors.

NOTE 7 – SUBSEQUENT EVENTS

On October 21, 2014, the definitive agreement between the Company and Redstone was terminated by Redstone as a result of the Company's failure to make the $1,500,000 Second Tranche purchase of 7,500,000 common shares of Redstone, which was due on or before September 20, 2014 (note 3).

On October 3, 2014, the Company received a demand letter from counsel representing Placer regarding the expiration of the Bunker Hill Property agreement (note 3).  The letter alleges default by the Company and notifies the Company of Placer's intent to commence arbitration in the event that the Company does not pay $84,000 allegedly due Placer.  The Company believes the demand to be without merit and intends to vigorously defend itself in the event of arbitration.  The Company countered Placer's letter with a response of their own in which they dispute Placer's claim and assert that Placer was in fact in breach of the agreement themselves.

On November 10, 2014 the Company issued 807,555 shares under an option agreement (note 3).

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

Metates Property

On June 9, 2008, and as amended on August 27, 2012 and April 24, 2013, the Company entered into an Option Agreement (the "Metates Option Agreement") providing the right to acquire up to a 100% interest in mineral claims located in Mazatlan, Sinaloa, Mexico.

On August 25, 2014, the Company and the Optionor of the Metates Property terminated the Agreement on the Metates Mine Property.  The Metates Property ownership reverted to the Optionor.  The Company has no further payment obligations under the Agreement.

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

Under the terms of the Option Agreement, we have been granted the option to earn a 55% interest in the Solomon Property by fulfilling the following:

1.	An initial payment of CAD$25,000 payable to Sage upon signing the Option Agreement, which has been paid
2.
CAD$50,000 of exploration expenditures to be incurred on the Solomon Property and a payment of CAD$30,000 (cash or shares at the Company's option) to Sage on or before the first anniversary of the effective date of the Option Agreement.  The exploration expenditures have been incurred.

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

Zonia Copper Project

On May 8, 2014, the Company entered into a definitive agreement with Redstone Resources Corporation ("Redstone") to acquire 100% of the total outstanding shares of common stock of Redstone. Redstone currently owns the Zonia Copper Project located in Yavapai County, Arizona.  Under the terms of the agreement, the Company was to make a $500,000 First Tranche investment in Redstone by six monthly installments of $83,333 to acquire 2,500,000 shares of Redstone's common stock at a price of $0.20 per share, followed by additional investments to acquire up to 100% of Redstone.

The Company completed the required $500,000 of payments to complete the first tranche investment in Redstone and holds 2,500,000 shares, or a 5.8% interest, in Redstone.  Over the last six months Silver Stream has conducted due diligence on Redstone's Zonia copper project in Arizona.  After Silver Stream completed its due diligence on the project, it was determined that changes would have to be made to the structure of the deal with Redstone in order to develop a successful plan to attract the project financing required for Zonia.  Silver Stream and Redstone have agreed to terminate the existing Definitive Agreement but remain open to negotiating a newly structured agreement in the future to satisfy financing requirements.

Bunker Hill Project

On May 16, 2014, the Company entered into an agreement with Placer Mining Corporation ("Placer"), which owns a certain mining property known as the Bunker Hill Mine, near Kellogg, Idaho ("Bunker") in which the Company had the exclusive right to evaluate and perform due diligence on the Bunker until August 15, 2014 (the "Review Period").  Upon completion of the Review Period, the parties expected to negotiate and enter into option and exclusivity agreements (the "Option Agreements") whereby the Company could acquire the interests of Placer shareholders upon satisfaction of certain terms and conditions to be negotiated.

The Review Period expired without Option Agreements being negotiated and on October 3, 2014, the Company received a demand letter from counsel representing Placer regarding the expiration of the Bunker Hill Property agreement.  The letter alleges default by the Company and notifies the Company of Placer's intent to commence arbitration in the event that the Company does not pay $84,000 allegedly due Placer.  The Company strongly believes the demand to be without merit and intends to vigorously defend itself in the event of arbitration.  The Company countered Placer's letter with a response of their own in which they dispute Placer's clam and assert that Placer was in fact in breach of the agreement themselves.  The Company has had no further communication with Placer.

Results of Operations

For the three months ended September 30, 2014, we generated revenues and gross profit of $nil, compared to $nil for the same period in 2013.  Operating expenses were $340,021 for the three months ended September 30, 2014, compared to $351,229 for the same period in 2013.

For the six months ended September 30, 2014, we generated revenues and gross profit of $nil, compared to $nil for the same period in 2013.  Operating expenses were $6,118,144 for the six months ended September 30, 2014, compared to $561,470 for the same period in 2013.  The increase is due to stock compensation expense of $5,319,652 in 2014 compared to $nil in 2013, plus an increase in exploration expense related to the Zonia and Bunker Hill properties.

At September 30, 2014, we had total assets of $577,912, including cash of $521, compared to assets of $217,302, including cash of $52,988, at March 31, 2014.  The increase in assets is due to the investment in Redstone.

Liquidity and Capital Resources

The Company has no other capital resources other than the ability to use its common stock to raise additional capital. The Company's current cash is not sufficient to sustain operations for the next twelve months. Estimated cash needed for the next twelve months for general and administrative expenses, including management, legal, accounting and audit expenses, is $950,000, in addition to the commitments of CAD$170,000 on the Company's mineral properties.  At September 30, 2014, the Company had negative working capital of $1,754,226.  No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the

Company to allow it to cover operational expenses. There are no assurances that we will be able to secure further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

Going Concern

Our financial statements included herein have been prepared on a going concern basis and Note 2 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4.                          CONTROL AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  There was no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                          LEGAL PROCEEDINGS.

On October 3, 2014, the Company received a demand letter from counsel representing Placer regarding the expiration of the Bunker Hill Property agreement (see note 3 of the Company's financial statements).  The letter alleges default by the Company and notifies the Company of Placer's intent to commence arbitration in the event that the Company not pay $84,000 allegedly due Placer.  The Company strongly believes the demand to be without merit and intends to vigorously defend itself in the event of arbitration.

Other than the foregoing, we are not a party to any pending material legal proceedings and are not aware of any material legal proceedings threatened against us or of which our property is the subject. None of our directors, officers or affiliates: (i) are a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

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

Silver Stream Mining Corp.

Date: November 19, 2014	TERRENCE BYBERG
Terrence Byberg
President and Chief Executive Officer

Date: November 19, 2014	DONALD BOSSERT
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