Form 10-Q
period 2014-12-31
SILVER STREAM MINING CORP.
filed 2015-02-17
CIK 1310497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

9550 South Eastern Avenue, Suite 253
Las Vegas, NV 89123
(Address of principal executive offices, including zip)

(702) 818-1775
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐ 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☑

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
Yes ☐   No ☑

As of February 13, 2015, the registrant's outstanding common stock consisted of 47,758,877 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Silver Stream Mining Corp.
Consolidated Balance Sheets

	December 31, 2014	March 31, 2014
	(unaudited)
ASSETS

Current assets
Cash	$391	$52,988
Prepaid expenses	3,750	7,612
GST receivable	31,294	22,309
	35,435	82,909
Non-current assets
Equipment	-	5,825
Investments	500,000	83,333
Unproved mineral properties	-	45,235
	$535,435	$217,302

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Trade payables	$476,189	$279,477
Accrued liabilities	-	25,652
Interest payable	386,025	452,200
Loans	448,931	1,590,298
	1,311,145	2,347,627

Non-current liabilities
Loans	1,287,910	-
	2,599,055	2,347,627

Stockholders' deficit
Common stock: $0.001 par value, 150,000,000 authorized shares, 47,758,877 issued and outstanding (March 31, 2014 – 44,247,572)	42,390	38,878
Additional paid-in capital	9,024,863	3,641,018
Share subscription receipts	108,722	-
Subscription receivable	-	(10,000)
Obligation to issue shares	510,601	291
Deficit accumulated during the exploration stage	(11,966,975)	(6,017,291)
Cumulative translation adjustment	216,779	216,779
	(2,063,620)	(2,130,325)
	$535,435	$217,302

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended

	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Expenses
Mineral exploration costs	$(2,529,849)	$161,966	$1,140,230	$359,888
General and administrative expense	238,916	259,132	2,686,982	560,626
Loss before other items	2,290,933	(421,098)	(3,827,212)	(920,514)

Other items
Foreign exchange gain	113,112	12,205	121,277	2,057
(Loss) gain on debt settlement	466,018	25,968	(2,083,566)	1,176,328
Interest expense	(32,694)	(160,597)	(160,183)	(325,486)
Mineral property impairment	-	(957,980)	-	(957,980)
Impairment of IVA receivable	-	(263,707)	-	(263,706)

Net income (loss)	$(2,837,369)	$(1,765,209)	$(5,949,684)	$(1,289,301)

Income (loss) per share – basic and diluted	$0.06	$(0.01)	$(0.13)	$(0.03)

Weighted average number of shares outstanding	47,451,655	37,431,000	46,939,380	37,431,000

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended December 31,
	2014	2013

Cash flows used in operating activities:
Net loss	$(5,949,684)	$(1,289,301)

Items not affecting cash:
Accretion of loans	-	86,036
Stock-based compensation	3,057,505	-
Loss (gain) on settlement of debt	2,083,566	(1,176,328)
Accrued interest	32,157	233,157
Consulting fees	-	190,000
Impairment of mineral property	45,235	957,980
Impairment of IVA receivable	-	263,707
Non-cash foreign exchange	70,831	-
Amortization	5,825	-

Changes in working capital:
GST receivable	(10,813)	(15,268)
Prepaid expenses	3,862	2,462
Accrued liabilities	(25,652)	(3,376)
Accounts payable	502,160	255,234
Net cash used in operating activities	(185,008)	(495,697)

Cash flows used in investing activities:
Acquisition of investment	(416,667)	(23,505)
Net cash used in investing activities	(416,667)	(23,505)

Cash flows provided by financing activities:
Issuance of common stock	35,000	-
Share subscriptions received	133,722	-
Share issuance costs	(745)	-
Short term loans	381,101	434,960
Net cash provided by financing activities	549,078	434,960

Effects of foreign currency translation	-	(89,798)

Decrease in cash	(52,597)	(174,040)

Cash, beginning of period	52,988	188,607

Cash, end of period	$391	$14,567

Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements

Silver Stream Mining Corp.
Notes To The Interim Consolidated Financial Statements
December 31, 2014

NOTE 1 – BASIS OF PRESENTATION

Silver Stream Mining Corp. (the "Company") is in the business of acquiring and exploring mineral properties.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") and should be read in conjunction with the annual consolidated financial statements for the fiscal year ended March 31, 2014. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  Actual results could differ from these estimates and assumptions and could have a material effect on the Company's reported financial position and results of operations.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2014 as reported in Form 10-K, have been omitted.  Results of operations for the nine month period ended December 31, 2014 are not necessarily indicative of the results expected for the fiscal year ending March 31, 2015.

Effective April 1, 2014, the Company changed its functional currency to the US dollar.

Recent Accounting Pronouncement

The Company has limited operations and is considered to be in the development stage. In the period ended December 31, 2014, the Company elected to early adopt Accounting Standards ("ASU") Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The Company had net income and a net loss of $(2,837,369) and $(5,949,684) for the three and nine month periods ended December 31, 2014, respectively, and an accumulated deficit of $11,966,975.  The Company's consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles of the United States, which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business.  The Company is in the exploration stage and has not generated operating revenues to date.  The Company has funded its operations through the issuance of common stock and debt.  Management plans to raise additional funds through equity and/or debt financings.  There is no certainty that further funding will be available as needed.  The Company is also delinquent on the repayment of certain short term loans and accounts payable. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.  The Company's ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 3 – UNPROVED MINERAL PROPERTIES

	Metates	Solomon Pillars	Zonia	Bunker Hill	Total
March 31, 2014	$-	$45,235	$-	$-	$45,235
Impairment	-	(45,235)	-	-	(45,235)
December 31, 2014	$-	$-	$-	$-	$-

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

Solomon Pillars Gold Property

On November 5, 2013, the Company entered into an Option Agreement (the "Option Agreement") providing the right to acquire an initial 55% undivided interest and ultimately an 80% undivided interest in the Solomon Pillars Gold Property located in Townships of Walters and Leduc in Beardmore, Ontario for consideration of:

$CAD25,000	Upon signing the Option Agreement (paid);
$CAD30,000	Due November 5, 2014 (settled with 807,555 shares issued on November 5, 2014 with a fair value of $US24,227); and
$CAD40,000	Due November 5, 2015 (In cash or shares at the Company's option).

The Company must also incur exploration expenditures as follows:

•	$CAD50,000 in exploration expenditures by November 5, 2014, which has been incurred.
•	An additional $CAD100,000 in exploration expenditures by November 5, 2015; and
•	An additional $CAD150,000 in exploration expenditures by November 5, 2016.

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

The Option Agreement may be terminated in the event any of the payments set forth above are not paid, or upon written notice by the Company.  During the period the Company wrote down the carrying value of the property to $nil.

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

The Company completed the required $500,000 of payments to complete the first tranche investment in Redstone and holds 2,500,000 shares, or a 5.8% interest, in Redstone.  On October 21, 2014, the definitive agreement between the Company and Redstone was terminated by Redstone as a result of the Company's failure to make the $1,500,000 Second Tranche purchase of 7,500,000 common shares of Redstone, which was due on or before September 20, 2014.

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

The Review Period expired without Option Agreements being negotiated.  On October 3, 2014, the Company received a demand letter from counsel representing Placer regarding the expiration of the Bunker Hill Property agreement.  The letter alleges default by the Company and notifies the Company of Placer's intent to commence arbitration in the event that the Company does not pay $84,000 allegedly due Placer.  The Company believes the demand to be without merit and intends to vigorously defend itself in the event of arbitration.  The Company countered Placer's letter with a response of its own in which it disputes Placer's claim and asserts that Placer was in fact in breach of the agreement themselves.  The Company has had no further communication with Placer.

NOTE 4 – LOANS PAYABLE

Details of the loan balance outstanding:

	Maturity Date	December 31, 2014	March 31, 2014
		(Unaudited)
Short term loans payable - face value	12/31/10 (i),(ii),(iv)	$21,981	$23,070
	03/31/11 (i),(ii),(iv)	47,324	49,668
	08/31/11 (i),(ii),(iv)	99,130	104,041
	12/31/12 (i),(ii),(iv)	172,400	239,746
	04/30/14 (i),(ii),(iv)	21,550	1,106,448
	12/31/14 (i),(iv),(v)	26,206	-
	On demand (iii)	60,340	67,325
Total short term loans payable		$448,931	$1,590,298

Long term loans payable – face value	04/30/17 (iv),(v)	$1,287,910	$-

(i)	At December 31, 2014 these loans had matured, are in default and are due on demand.

(ii)	Accrues interest at 15% per annum, calculated semi-annually and are unsecured.

(iii)	Due to a former director of the Company, is non-interest bearing and is unsecured.

(iv)	The loans may be converted to common shares of the Company at the option of the holder at the Company's next financing at the same terms of the financing.

(v)	Accrues interest at 10% per annum, calculated semi-annually and are unsecured.

On June 30, 2014, $838,615 of the short term loans were amended to reduce the interest rate to 10% per annum.  In addition, the due date was amended to the earlier of 30 days following completion of a public offering of securities in excess of $3,000,000 or April 30, 2017.  With the amendment to the due date, the loans are now classified as long term loans.

In December 2014, the Company negotiated the settlement of $282,394 in short term loans plus $98,332 in accrued interest for a total of $380,726 for 7,614,580 common shares with a fair value of $76,145, which will be issued in 2015.  The Company recorded a gain on the settlement of debt of $304,581.

NOTE 5 – COMMON STOCK AND WARRANTS

Common Stock

Authorized: 150,000,000 $0.001 par value.
Issued and outstanding: 47,758,877.

In April 2014, the Company issued 2,303,750 shares with a fair value of $1,938,288, plus 1,151,875 warrants with a fair value of $841,671, in settlement of $230,375 in accounts payable and convertible debt.  As a result, the Company recorded a loss on settlement of $2,549,584.  Of these, 500,000 shares and 250,000 warrants were issued to Company directors.  The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Assumption	Value
Expected dividend yield	0%
Expected share price volatility	156%
Risk-free interest rate	1.63%
Expected life of options	2 years

In April 2014 and revised in October 2014, the Company authorized the issuance of 372,414 common shares for finders' fees relating to the Solomon Pillars Gold Property and 50,000 common shares for finders' fees relating to the Zonia property with a total fair value of $351,024 recorded as an obligation to issue shares.

In June 2014, the Company issued 175,000 shares for options exercised under the Company's stock option plan.  100,000 of the options were exercised at $0.25 per share for total proceeds of $25,000, and 75,000 options were exercised at $0.10 per share, with the optionee forgiving $7,500 of accounts payable owed in exchange for the shares.  Proceeds of $25,000 were received for an additional 100,000 options exercised at $0.25 per share; however, the shares were not issued as of December 31, 2014.

In July 2014, the Company issued 225,000 shares for options exercised at $0.10 per share.

In November 2014 the Company issued 807,555 shares for an property option payment.  The shares had a fair value of $24,227.

During the nine month period ended December 31, 2014, the Company received proceeds of $108,722 towards future private placements.

Options

In June 2014, the Company granted a total of 2,225,000 options at an exercise price of $0.25 and 2,000,000 options at an exercise price of $0.10.  Of these options, all vested on grant with the exception of 400,000 options, which vest on January 1, 2015.  The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Assumption	Value
Expected dividend yield	0%
Expected share price volatility	151.89%
Risk-free interest rate	1.63%
Expected life of options	5 years

The fair value of options recognized as share-based compensation during the nine months ended December 31, 2014 was $2,528,916.

	Number of Options	Options Vested	Weighted Average Exercise Price
Outstanding at March 31, 2014	-	-	$-
Issued	4,225,000	3,825,000	0.18
Exercised	(500,000)	(500,000)	0.16
Outstanding at December 31, 2014	3,725,000	3,325,000	$0.18

Warrants

	Number of Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2014	2,983,750	$0.25
Issued	1,151,875	0.25
Outstanding at December 31, 2014	4,135,625	$0.25

Obligation to Issue Shares

As of December 31, 2014, the Company had authorized, but not issued, the following shares:

Description	Number of Shares Authorized but not Issued	Fair Value of Shares Authorized but not Issued
Finders fees – Solomon Pillars Gold Property	372,414	$309,475
Finders fees – Zonia Property	50,000	41,549
Options exercised	100,000	25,000
Compensation shares	915,336	18,597
Settlement of loans	7,614,580	96,212
Settlement of accounts payable	3,903,439	19,768
Total	13,035,770	$510,601

NOTE 6 – MINERAL EXPLORATION COSTS

During the three months ended December 31, 2014, the Company revised the finder's fees payable on the Solomon Pillars Gold Property and the Zonia Property as a result of the reduced size and scope of the projects.  The original finder's fees were recorded in the first quarter of the current fiscal year.  As a result, the Company recorded a credit of $2,642,708 to Mineral Exploration Costs during the three months ended December 31, 2014, resulting in an overall credit of $2,529,849.

NOTE 7 – RELATED PARTY DISCLOSURES

As at December 31, 2014, $132,764 (March 31, 2014 - $46,424) due to directors of the Company were included in trade payables.

For the period ended December 31, 2014, rent of $nil (2013 - $9,000) and management fees and expenses of $173,960 (2013 - $22,500) were incurred to officers and directors.

NOTE 8 – SUBSEQUENT EVENTS

In January and February 2015, the Company negotiated the settlement of $1,358,273 in short term loans and accrued interest for 27,165,479 common shares with a fair value of $271,655, which will be issued in 2015.  The Company will record a gain on the settlement of debt of $1,087,618.  The Company also negotiated the settlement of $252,449 in accounts payable for 5,048,987 common shares with a fair value of $50,490, which will be issued in 2015.  The Company will record a gain on the settlement of accounts payable of $201,959.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Information

The statements in this quarterly report that are not reported financial results or other historical information are "forward-looking statements". These statements appear in a number of different places in this report and can be identified by words such as "estimates", "projects", "expects", "intends", "believes", "plans", or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our business plans and availability of financing for our business. As used herein, the words the "Corporation," "we," "us," and "our" refer to our corporation.

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

The Company completed the required $500,000 of payments to complete the first tranche investment in Redstone and holds 2,500,000 shares, or a 5.8% interest, in Redstone.  After Silver Stream completed its due diligence on the project, it was determined that changes would have to be made to the structure of the deal with Redstone in order to develop a successful plan to attract the project financing required for Zonia.  On October 21, 2014, the definitive agreement between the Company and Redstone was terminated by Redstone as a result of the Company's failure to make the $1,500,000 Second Tranche purchase of 7,500,000 common shares of Redstone, which was due on or before September 20, 2014.  Silver Stream and Redstone agreed to terminate the existing Definitive Agreement but remain open to negotiating a newly structured agreement in the future to satisfy financing requirements.

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

The Review Period expired without Option Agreements being negotiated and on October 3, 2014, the Company received a demand letter from counsel representing Placer regarding the expiration of the Bunker Hill Property agreement.  The letter alleges default by the Company and notifies the Company of Placer's intent to commence arbitration in the event that the Company does not pay $84,000 allegedly due Placer.  The Company strongly believes the demand to be without merit and intends to vigorously defend itself in the event of arbitration.  The Company countered Placer's letter with a response of its own in which it disputes Placer's clam and assert that Placer was in fact in breach of the agreement themselves.  The Company has had no further communication with Placer.

Results of Operations

For the three months ended December 31, 2014, we generated revenues and gross profit of $nil, compared to $nil for the same period in 2013.  Operating income was $2,290,933 for the three months ended December 31, 2014, compared to an operating loss of $421,098 for the same period in 2013.  The difference is due to the reversal of finder's fees expenses that were recorded in the first fiscal quarter relating to the Solomon Pillars and Zonia projects.  The original finder's fees were authorized, but not issued, based on the value of the projects at the time.  The Solomon Pillars project was reduced in scope, and the Zonia project was  terminated, resulting in a reduction in the finder's fees that will eventually be paid.

For the nine months ended December 31, 2014, we generated revenues and gross profit of $nil, compared to $nil for the same period in 2013.  Operating expenses were $3,827,212 for the nine months ended December 31, 2014, compared to $920,514 for the same period in 2013.  The increase is due to stock compensation expenses incurred in 2014, plus an increase in exploration expense related to the Solomon Pillars, Zonia and Bunker Hill properties.

At December 31, 2014, we had total assets of $535,435, including cash of $391, compared to assets of $217,302, including cash of $52,988, at March 31, 2014.  The increase in assets is due to the investment in Redstone.

Liquidity and Capital Resources

The Company has no other capital resources other than the ability to use its common stock to raise additional capital. The Company's current cash is not sufficient to sustain operations for the next twelve months. Estimated cash needed for the next twelve months for general and administrative expenses, including management, legal, accounting and audit expenses, is $200,000, in addition to the commitments of CAD$140,000 on the Company's mineral properties.  At December 31, 2014, the Company had negative working capital of $1,275,710.  No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operational expenses. There are no assurances that we will be able to secure further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

Going Concern

Our financial statements included herein have been prepared on a going concern basis, and Note 2 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4.  CONTROL AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  There was no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On October 3, 2014, the Company received a demand letter from counsel representing Placer regarding the expiration of the Bunker Hill Property agreement (see note 3 of the Company's financial statements).  The letter alleges default by the Company and notifies the Company of Placer's intent to commence arbitration in the event that the Company not pay $84,000 allegedly due Placer.  The Company strongly believes the demand to be without merit and intends to vigorously defend itself in the event of arbitration.  The Company countered Placer's letter with a response of its own in which it disputes Placer's clam and assert that Placer was in fact in breach of the agreement themselves.  The Company has had no further communication with Placer.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES.

On November 5, 2014, we issued 807,555 restricted shares of our common stock to Sage Gold, Inc. in lieu of an option payment in the amount of CAD$30,000. The shares were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended.

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

Silver Stream Mining Corp.

Date: February 13, 2015	TERRENCE BYBERG
Terrence Byberg
President and Chief Executive Officer

Date: February 13, 2015	DONALD BOSSERT
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